Form 10QSB
period 1995-09-30
WINDSOR PARK PROPERTIES 6
filed 1995-11-13
CIK 836393

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     September 30, 1995
                                    -------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



        For the transition period from _______________to_______________


        Commission file number   0-17576
                               ------------------------------------


          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           California                               33-0299846
 --------------------------------         --------------------------------
(State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
      -------------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
      -------------------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  ( )
     ---         ---

                               TABLE OF CONTENTS

                                     PART I
                                     ------


                                                                            Page
                                                                            ----

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10

                                    PART II
                                    -------

Item 6.  Exhibits and Reports on Form 8-K                                   13


         SIGNATURE

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                     September 30, 1995
                                                    --------------------
ASSETS
------

Property held for investment:
  Land                                               $          508,800
  Buildings and improvements                                  3,374,100
  Fixtures and equipment                                         20,000
                                                     ------------------

                                                              3,902,900
Less accumulated depreciation                                (1,052,200)
                                                     ------------------

                                                              2,850,700

Investments in joint ventures                                 4,850,800
Cash and cash equivalents                                     1,431,300
Other assets                                                    139,700
                                                     ------------------

                                                     $        9,272,500
                                                     ==================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Accounts payable                                   $            2,900
  Accrued liabilities                                            46,700
  Tenant deposits and other liabilities                          70,300
  Note payable                                                1,340,000
                                                     ------------------

                                                              1,459,900
                                                     ------------------

Partners' equity:
  Limited partners                                            7,999,200
  General partners                                             (186,600)
                                                     ------------------

                                                              7,812,600
                                                     ------------------

                                                     $        9,272,500
                                                     ==================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                         Three Months Ended September 30,
                                         --------------------------------

                                              1995             1994
                                         ----------------  ---------------

REVENUES
--------


Rent and utilities                         $      132,200  $      123,900
Equity in earnings of joint ventures               56,600          33,800
Interest                                           12,300           2,500
Other                                               2,800           2,300
                                           --------------  --------------

                                                  203,900         162,500
                                           --------------  --------------

COSTS AND EXPENSES
------------------

Property operating costs                           69,300          74,100
Depreciation and amortization                      43,100          42,600
General and administrative:
  Related parties                                  15,900          17,300
  Other                                            12,500           8,900
Interest                                            6,400
                                           --------------  --------------

                                                  147,200         142,900
                                           --------------  --------------

Net income                                 $       56,700  $       19,600
                                           ==============  ==============

Net income  - general partners             $          600  $          200
                                           ==============  ==============

Net income - limited partners              $       56,100  $       19,400
                                           ==============  ==============

Net income per limited partnership unit    $         0.18  $         0.06
                                           ==============  ==============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                          Nine Months Ended September 30,
                                          -------------------------------

                                                1995            1994
                                          ---------------  --------------
REVENUES
--------

Rent and utilities                         $      379,400  $     356,300
Equity in earnings of joint ventures              182,700        168,400
Interest                                           18,600          6,500
Other                                              12,100         10,200
                                           --------------  -------------

                                                  592,800        541,400
                                           --------------  -------------

COSTS AND EXPENSES
------------------

Property operating costs                          204,100        225,800
Depreciation and amortization                     128,700        128,200
General and administrative:
  Related parties                                  49,700         54,300
  Other                                            43,100         38,000
Interest                                            6,400
                                           --------------  -------------

                                                  432,000        446,300
                                           --------------  -------------

Net income                                 $      160,800  $      95,100
                                           ==============  =============

Net income  - general partners             $        1,600  $       1,000
                                           ==============  =============

Net income - limited partners              $      159,200  $      94,100
                                           ==============  =============

Net income per limited partnership unit    $         0.53  $        0.31
                                           ==============  =============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                               Nine Months Ended September 30,
                                               -------------------------------

                                                        1995           1994
                                               -----------------  ------------
Cash flows from operating activities:
  Net income                                    $       160,800   $     95,100
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       128,700        128,200
    Equity in earnings of joint ventures               (182,700)      (168,400)
    Joint ventures' cash distributions                  182,700        168,400

  Changes in operating assets and liabilities:
    Other assets                                          2,100         13,500
    Accounts payable                                     (8,400)        (2,100)
    Accrued liabilities                                  17,000          2,900
    Tenant deposits and other liabilities                 1,800          7,300
                                                ----------------  ------------

Net cash provided by operating activities               302,000        244,900
                                                ----------------  ------------

Cash flows from investing activities:
  Increase in property held for investment              (53,900)        (6,200)
  Investments in joint ventures                      (2,303,700)
  Joint ventures' cash distributions                  2,431,900        122,500
                                                ----------------  ------------

Net cash provided by investing activities                74,300        116,300
                                                ----------------  ------------

Cash flows from financing activities:
  Cash distributions                                   (454,500)      (454,500)
  Repurchase of limited partnership units               (14,900)       (12,000)
  Proceeds from issuance of note payable, net         1,271,500
                                                ----------------  ------------

Net cash provided by (used in) financing
 activities                                             802,100       (466,500)
                                                ----------------  ------------

Net increase (decrease) in cash and cash
 equivalents                                          1,178,400       (105,300)

Cash and cash equivalents at beginning of
 period                                                 252,900        436,200
                                                ----------------  ------------

Cash and cash equivalents at end of period      $     1,431,300   $    330,900
                                                ================  ============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1995 and the related statements of operations for the three and nine months ended September 30, 1995 and 1994 and the statements of cash flows for the nine months ended September 30, 1995 and 1994 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

On June 16, 1995, the Partnership and Windsor Park Properties 7, an affiliated limited partnership, obtained a $3,480,000 loan collateralized by the Carefree Village manufactured home community, a jointly owned property. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.86% at September 30, 1995), and is due in June 2002. The Partnership is contingently liable for the full amount of the loan.

On August 15, 1995, the Partnership purchased a 31% undivided interest in the Garden Walk manufactured home community located in Palm Beach Gardens, Florida. The remaining undivided interest in the property was acquired by Windsor Park Properties 7, a California limited partnership which has the same General Partners as the Partnership. The Partnership's cost of its 31% undivided interest was $1,114,000. In connection with the purchase, the Partnership and Windsor Park Properties 7 obtained a $5,700,000 loan collateralized by the property. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.86% at September 30, 1995) and is due in August 2002. The Partnership is contingently liable for the full amount of the loan.

On September 12, 1995, the Partnership and Windsor Park Properties 5, an affiliated limited partnership, obtained a $1,550,000 loan collateralized by the Town and Country Estates manufactured home community, a jointly owned property. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.87% at September 30, 1995), and is due in September 2002. The Partnership is contingently liable for the full amount of the loan.

On September 20, 1995, the Partnership purchased a 41% interest in the Rancho Margate manufactured home community located in Margate, Florida. The remaining interests in the property were acquired by Windsor Park Properties 4 and Windsor Park Properties 5, both California limited partnerships which have the same General Partners as the Partnership. The Partnership's cost of its 41% interest was $1,189,700. In connection with the purchase, the Partnership, Windsor Park Properties 4 and Windsor Park Properties 5 assumed a $3,737,100 loan, collateralized by the property. The loan is payable in monthly installments and bears interest at 50% of 6 month LIBOR plus 6.26% until June 2003 (9.29% at September 30, 1995). Thereafter, the interest rate increases to 50% of 6 month LIBOR plus 7.26% until the note matures in July 2023. In a separate agreement, the seller of the property will reimburse the Partnership for any interest expense which, in total, exceeds 9.1% during the three year period subsequent to the purchase.

The Partnership's investments in joint ventures consist of undivided interests in four manufactured home communities at September 30, 1995 and two manufactured home communities at September 1994. The combined condensed results of operations of the properties (including the operations of Garden Walk and Rancho Margate since their date of purchase) for the nine months ended September 30, 1995 and 1994 follows:


                                       1995          1994
                                  ------------  ------------

    Total revenues                $  1,661,200  $  1,380,000
                                  ------------  ------------
    Expenses:
    Property operating                 760,000       715,000
    Depreciation                       317,000       286,600
    Interest                           179,700
                                  ------------  ------------

                                     1,256,700     1,001,600
                                  ------------  ------------

    Net income                    $    404,500  $    378,400
                                  ============  ============


NOTE 3.  NOTE PAYABLE
         ------------

On September 12, 1995, the Partnership obtained a $1,340,000 loan collateralized by the Circle K and Chisholm Creek manufactured home communities. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.87% at September 30, 1995) and is due in September 2002. The Partnership incurred loan costs of $68,500.

NOTE 4.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1995 was 298,128 and 298,427, respectively; and 298,587 and 298,861 for the three and nine months ended September 30, 1994, respectively.

NOTE 5.  RELATED PARTY TRANSACTIONS
         --------------------------

The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr. (Mr. Coseo is also the president, chief executive officer and the principal stockholder of The Windsor Corporation.)

The General Partners and their affiliates are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
-----------------

The Partnership's investment properties were managed by Windsor Asset Management, Inc. (WAMI), an affiliate of The Windsor Corporation, until November 1994. At that time, WAMI was merged into an independent property management company. For management services, WAMI received 5 percent of gross property receipts. During the three and nine months ended September 30, 1994, WAMI received fees of $6,200 and $18,100, respectively. WAMI received no fees during the three and nine months ended September 30, 1995.

The net profits, losses, and cash distributions for the Partnership during the operational stage are allocated 99 percent to the Limited Partners and 1 percent to the General Partners.

The Partnership reimburses The Windsor Corporation and affiliates for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $18,100 and $19,300 for such costs during the three months ended September 30, 1995 and 1994, respectively; and $56,700 and $60,800 for the nine months ended September 30, 1995 and 1994, respectively.

Liquidation Stage
-----------------

The General Partners receive 1 percent of net income, loss and cash distributions from the sale or refinancing of Partnership properties. This participation increases to 15 percent after the Limited Partners have received their original invested capital plus a 9 percent cumulative, non-compounded annual return.

During both the three months ended September 30, 1995 and 1994, the General Partners received cash distributions of $1,500; and $4,500 for both the nine months ended September 30, 1995 and 1994.

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1995 and 1994 follows:

                               1995                 1994
                        ------------------  -------------------
                                      Per                  Per
                         Amount       Unit    Amount       Unit
                        ---------     ----  ----------     ----
Net income
 - limited partners     $ 159,200   $ 0.53   $  94,100   $ 0.31
Return of capital         290,800     0.98     355,900     1.20
                        ---------   ------   ---------   ------

                        $ 450,000   $ 1.51   $ 450,000   $ 1.51
                        =========   ======   =========   ======

NOTE 7.  SUBSEQUENT EVENT
         ----------------

On October 11, 1995, the Partnership purchased a 41% interest in the Winter Haven manufactured home community located in Winter Haven, Florida. The remaining interests in the property were acquired by Windsor Park Properties 4 and Windsor Park Properties 5, both California limited partnerships which have the same General Partners as the Partnership. The Partnership's cost of its 41% interest was approximately $790,200. In connection with the purchase, the Partnership, Windsor Park Properties 4 and Windsor Park Properties 5 assumed a $1,641,600 loan, collateralized by the property. The loan is payable in monthly installments and bears interest at 50% of 6 month LIBOR plus 6.26% until June 2003. Thereafter, the interest rate increases to 50% of 6 month LIBOR plus 7.26% until the note matures in June 2023. In a separate agreement, the seller of the property will reimburse the Partnership for any interest expense which, in total, exceeds 9.1% during the three year period subsequent to the purchase.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
------------------------------

September 30, 1995 as compared to December 31, 1994
---------------------------------------------------

The Partnership's primary sources of cash during the nine months ended September 30, 1995 were from the operations of its investment properties, cash distributions from joint ventures and loan proceeds. The primary uses of cash during the same period were for cash distributions to partners and the purchases of interests in two investment properties.

On June 16, 1995, the Partnership and Windsor Park Properties 7, an affiliated limited partnership, obtained a $3,480,000 loan collateralized by the Carefree Village manufactured home community, a jointly owned property. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95%, and is due in June 2002.

On August 15, 1995, the Partnership purchased a 31% undivided interest in the Garden Walk manufactured home community located in Palm Beach Gardens, Florida. The remaining undivided interest in the property was acquired by Windsor Park Properties 7, a California limited partnership which has the same General Partners as the Partnership. The Partnership's cost of its 31% undivided interest was $1,114,000. In connection with the purchase, the Partnership and Windsor Park Properties 7 obtained a $5,700,000 loan collateralized by the property. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% and is due in August 2002.

On September 12, 1995, the Partnership obtained a $1,340,000 loan collateralized by the Circle K and Chisholm Creek manufactured home communities. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% and is due in September 2002. The Partnership incurred loan costs of $68,500.

On September 12, 1995, the Partnership and Windsor Park Properties 5, an affiliated limited partnership, obtained a $1,550,000 loan collateralized by the Town and Country Estates manufactured home community, a jointly owned property. The loan is payable in monthly interest only installments bearing interest at the 90 LIBOR plus 2.95%, and is due in September 2002.

On September 20, 1995, the Partnership purchased a 41% interest in the Rancho Margate manufactured home community located in Margate, Florida. The remaining interests in the property were acquired by Windsor Park Properties 4 and Windsor Park Properties 5, both California limited partnerships which have the same General Partners as the Partnership. The Partnership's cost of its 41% interest was $1,189,700. In connection with the purchase, the Partnership, Windsor Park Properties 4 and Windsor Park Properties 5 assumed a $3,737,100 loan, collateralized by the property. The loan is payable in monthly installments and bears interest at 50% of 6 month LIBOR plus 6.26% until June 2003. Thereafter, the interest rate increases to 50% of 6 month LIBOR plus 7.26% until the loan matures in July 2023. In a separate agreement, the seller of the property will reimburse the Partnership for any interest expense which, in total, exceeds 9.1% during the three year period subsequent to the purchase. The seller has escrowed $87,000 to satisfy this potential obligation.

On October 11, 1995, the Partnership purchased a 41% interest in the Winter Haven manufactured home community located in Winter Haven, Florida. The remaining interests in the property were acquired by Windsor Park Properties 4 and Windsor Park Properties 5, both California limited partnerships which have the same General Partners as the Partnership. The Partnership's cost of its 41% interest was approximately $790,200. In connection with the purchase, the Partnership, Windsor Park Properties 4 and Windsor Park Properties 5 assumed a $1,641,600 loan, collateralized by the property. The loan is payable in monthly installments and bears interest at 50% of 6 month LIBOR plus 6.26% until July 2003. Thereafter, the interest rate increases to 50% of 6 month LIBOR plus 7.26% until the note matures in June 2023. In a separate agreement, the seller of the property will reimburse the Partnership for any interest expense which, in total, exceeds 9.1% during the three year period subsequent to the purchase. The seller has escrowed $20,000 to satisfy this potential obligation.

No further financings or investment property acquisitions are planned by the General Partners.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures, cash distributions to partners and debt service. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

Results of Operations
---------------------

Three months ended September 30, 1995 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1994
------------------

The Partnership realized net income of $56,700 and $19,600 for the three months ended September 30, 1995 and 1994, respectively. Net income per limited partnership unit was $0.18 in 1995 compared to $0.06 in 1994.

Rent and utilities revenues increased from $123,900 in 1994 to $132,200 in 1995. The overall occupancy of the Partnership's two wholly-owned properties remained level at 90% at both September 30, 1995 and 1994. Rent increases of $11 and $9 per month were implemented at Circle K in May 1995 and May 1994, respectively; and increases of $5 per month were implemented at Chisholm Creek in both June 1995 and June 1994.

Equity in earnings of joint ventures, which reflects the Partnership's share of the net income of the Town and County, Carefree, Garden Walk and Rancho Margate manufactured home communities, was $56,600 and $33,800 for the three months ended September 30, 1995 and 1994, respectively. These results are not directly comparable as the interests in Garden Walk and Rancho Margate were purchased in August 1995 and September 1995, respectively. The increase in 1995 is due to the purchase of Garden Walk and Rancho Margate, as well as an increase in the overall occupancy of Town and Country and Carefree. In addition, rent increases of $10 per month were implemented at Carefree in both September 1995 and September 1994, and a $12 per month increase was implemented at Town and Country in May 1995.

Interest income increased from $2,500 in 1994 to $12,300 in 1995 due to higher cash balances maintained by the Partnership.

The Partnership incurred interest expense of $6,400 in 1995 relating to the loan obtained in September 1995. No interest expense was incurred in 1994.

Nine months ended September 30, 1995 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1994
--------

The Partnership realized net income of $160,800 and $95,100 for the nine months ended September 30, 1995 and 1994, respectively. Net income per limited partnership unit was $0.53 in 1995 compared to $0.31 in 1994.

Rent and utilities revenues increased from $356,300 in 1994 to $379,400 in 1995, for the reasons discussed previously.

Equity in earnings of joint ventures, which reflects the Partnership's share of the net income of the Town and Country, Carefree, Garden Walk and Rancho Margate manufactured home communities, was $182,700 and $168,400 for the nine months ended September 30, 1995 and 1994, respectively. The reasons for this increase were discussed previously.

Interest income increased from $6,500 in 1994 to $18,600 in 1995 due to higher cash balances maintained by the Partnership.

Property operating costs decreased from $225,800 in 1994 to $204,100 in 1995 due mainly to lower promotional expenses incurred at Chisholm Creek, offset by higher wages and benefits costs.

The Partnership incurred interest expense of $6,400 in 1995 relating to the loan obtained in September 1995. No interest expense was incurred in 1994.

                                    PART II
                                    -------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    a)  Exhibits and Index of Exhibits

        None

    b)  Reports on Form 8-K

        1) A Form 8-K (dated August 22, 1995) was filed with regards to the Partnership's acquisition of a 31% undivided interest in the Garden Walk manufactured home community located in Palm Beach Gardens, Florida.

             The item reported in this current report was Item 2 (acquisition or disposition of assets).

        2) A Form 8-K (dated October 2, 1995) was filed with regards to the Partnership's acquisition of a 41% interest in the Rancho Margate manufactured home community located in Margate, Florida.

             The item reported in this current report was Item 2 (acquisition or disposition of assets).

        3) A Form 8-K/A (dated October 25, 1995) was filed with regards to the Partnership's acquisitions of a 31% undivided interest in the Garden Walk manufactured home community located in Palm Beach Gardens, Florida, and 41% interests in both the Rancho Margate and Winter Haven manufactured home communities located in Margate, Florida and Winter Haven, Florida, respectively.

             The items reported in this current report were Item 2 (acquisition or disposition of assets) and Item 7 (financial statements, proforma financial information and exhibits).

             A summary of the financial information included in the report follows:

             a) Financial Statements and Proforma Financial Information of Garden Walk Manufactured Home Community.

             b) Financial Statements and Proforma Financial Information of Rancho Margate Manufactured Home Community.

             c) Financial Statements and Proforma Financial Information of Winter Haven Manufactured Home Community.

             d)   Proforma Financial Information of Windsor Park Properties 6.

                                   SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WINDSOR PARK PROPERTIES 6,
                                   A California Limited Partnership
                                   ---------------------------------
                                           (Registrant)

                                   By:  The Windsor Corporation, General Partner


                                   By /s/John A. Coseo, Jr.
                                      ----------------------------------------
                                      JOHN A. COSEO, JR.
                                      Chief Financial Officer
                                      (Principal Accounting Officer)


Date:  November 6, 1995