Form 10KSB
period 1995-12-31
WINDSOR PARK PROPERTIES 6
filed 1996-03-29
CIK 836393

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1995

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 [No Fee Required]

For the transition period from ................to...............

Commission file number 0-17576

          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)


          California                                     33-0299846
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

120 W. Grand Avenue, Suite 202, Escondido, California         92025
--------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:    (619) 746-2411

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
                 Units of Limited Partnership Interest
                 -------------------------------------
                           (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  X  ]  No [     ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year:  $807,700

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

                               TABLE OF CONTENTS
                               -----------------

                                    PART I
                                    ------

                                                                  Page
                                                                  ----
Item 1.      Description of Business                               3

Item 2.      Description of Properties                             5

Item 3.      Legal Proceedings                                     7

Item 4.      Submission of Matters to a Vote of Security Holders   7

                                    PART II
                                    -------

Item 5.      Market for the Partnership's Units and Related
               Security Holder Matters                             7

Item 6.      Management's Discussion and Analysis                  7

Item 7.      Financial Statements                                 10

Item 8.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure             22

                                    PART III
                                    --------

Item 9.       Directors, Executive Officers, Promoters and
                Control Persons; Compliance with Section 16(a)
                of The Exchange Act                               22

Item 10.      Executive Compensation                              23

Item 11.      Security Ownership of Certain Beneficial Owners
                and Management                                    23

Item 12.      Certain Relationships and Related Transactions      23

Item 13.      Exhibits and Reports on Form 8-K                    24


              SIGNATURES                                          25


                                     PART I
                                     ------

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Business Development
--------------------

Windsor Park Properties 6, a California Limited Partnership (the Partnership), was formed on June 28, 1988 pursuant to the provisions of the California Uniform Limited Partnership Act. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president and principal stockholder of The Windsor Corporation. The Partnership term is set to expire on December 31, 1999; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of Limited Partners.

The Partnership was organized to acquire and hold existing manufactured home communities for investment. Its principal investment objectives are to provide to its Limited Partners: (i) distributions of cash from operations, (ii) preservation, protection and eventual return of the Limited Partners' investment, and (iii) realization of appreciation in the value of the properties acquired.

The Partnership was funded through a public offering of 300,000 limited partnership units (Units). A total of 299,325 Units were sold with gross proceeds aggregating $29,932,500. The offering commenced on September 26, 1988 and terminated March 14, 1990. The net proceeds from the offering were expended for the acquisition of undivided interests in nine fully-developed manufactured home communities located in Arizona, Nevada, Montana, Indiana, Florida, and Kansas. The Partnership paid all cash for these properties.

In August 1993, the Partnership sold its interests in five manufactured home communities for net proceeds of $16,412,300. The Partnership realized an accounting gain on sale of $2,530,900.

In February 1995, through a proxy vote of the limited partners, an amendment to the Agreement of Limited Partnership was approved permitting the financing of currently owned manufactured home communities and the reinvestment of financing proceeds into newly acquired manufactured home communities to be purchased with permanent mortgage financing. Overall Partnership mortgage financing will not exceed 55% of the value of existing and newly acquired properties.

Subsequent to the approval of the financing and reinvestment proposal discussed above, the Partnership obtained three loans collateralized by interests in currently owned manufactured home communities. The proceeds from these loans were used as partial consideration to purchase interests in three additional manufactured home communities. The remaining consideration was obtained from permanent mortgage financing assumed or obtained in connection with the purchases.

In June 1995, the Partnership and an affiliated limited partnership jointly obtained a $3,479,800 loan collateralized by the Carefree Village manufactured home community, a jointly owned property. The Partnership's share of this loan is $1,531,100. In September 1995, the Partnership and a separate affiliated limited partnership jointly obtained a $1,550,000 loan, collateralized by the Town and Country Estates community, a jointly owned property. The Partnership's share of this loan is $899,000. In September 1995, the Partnership obtained a $1,340,000 loan, collateralized by the Chisholm Creek and Circle K communities.

In August 1995, the Partnership purchased a 31% undivided interest in the Garden Walk manufactured home community located in Palm Beach Gardens, Florida. The remaining undivided interest in the property was acquired by an affiliated limited partnership. The Partnership's total cost of its interest in the property was $1,114,000. The Partnership and the affiliated limited partnership jointly obtained a $5,700,000 loan, collateralized by the property, in connection with the purchase. The Partnership's share of this loan is $1,767,000.

In September 1995, the Partnership purchased a 41% interest in the Rancho Margate manufactured home community located in Margate, Florida. The remaining interests in the property were acquired by affiliated limited partnerships. The Partnership's total cost of its interest in the property was $1,189,700. In connection with the purchase, the joint venture assumed a $3,737,100 mortgage note of the seller, which is collateralized by the community. The Partnership's share of the note is $1,532,200.

In October 1995, the Partnership purchased a 41% interest in the Winter Haven manufactured home community located in Winter Haven, Florida. The remaining interests in the property were acquired by affiliated limited partnerships. The Partnership's total cost of its interest in the property was $779,000. In connection with the purchase, the joint venture assumed a $1,641,600 mortgage note of the seller, which is collateralized by the community. The Partnership's share of the note is $673,100.

The Partnership owns interests in the following manufactured home communities at December 31, 1995:


                                                    Date
Name of Property                  Ownership %      Acquired               Location
----------------                  -----------     ----------              --------
Circle K                             100%         May 1989           Las Vegas, Nevada
Chisholm Creek                       100%         July 1989          Wichita, Kansas
Town and Country Estates              58%         January 1989       Tucson, Arizona
Carefree Village                      44%         July 1990          Tampa, Florida
Garden Walk                           31%         August 1995        Palm Beach Gardens, Florida
Rancho Margate                        41%         September 1995     Margate, Florida
Winter Haven                          41%         October 1995       Winter Haven, Florida

No further property financings or investment property acquisitions are planned by the General Partners.

The overall occupancy of the Partnership's seven communities was 94% at December 31, 1995. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy. There are no current plans to dispose of any of these properties.

Business of Issuer
------------------

The Partnership is currently in the business of managing, holding for investment, and eventually selling the existing manufactured home communities. Competitors of the Partnership include other public and private limited partnerships, individuals, corporations, and other entities engaged in real estate investment activities. Competition for such properties varies with changes in the supply or demand for similar or competing properties in a given area, changes in interest rates and the availability of mortgage funds, and changes in tax, real estate, environmental, and zoning laws.

Partnership profitability depends in part on maximizing occupancy and rental rates in its manufactured home communities. Rents and occupancy rates are affected by both changes in general economic conditions and changes in local conditions such as levels of employment, supply of other comparable units or competitive housing alternatives, zoning laws, and the availability and cost of energy and transportation.

All of the Partnership's properties are located in or near large urban areas. Accordingly, they compete for rentals not only with other manufactured home communities but with apartments and any other form of low-cost housing that might exist.

The Partnership's profitability also depends on the minimization of both property and partnership administration expenses. Expenses are affected by changes in general economic trends and changes in local conditions such as prevailing wages, utility rates, insurance costs, and real estate taxation practices.

The Partnership has no employees. Partnership administrative services are provided by The Windsor Corporation, which is reimbursed for costs incurred on behalf of the Partnership. An independent property management company employs all of the properties' on-site personnel and is reimbursed by the Partnership for all such costs.

Item 2.  DESCRIPTION OF PROPERTIES
         -------------------------

The Partnership owns interests in seven properties. The Partnership operates the properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. All of the properties are encumbered. It is the General Partners' opinion that the properties are in good condition and are adequately insured.

                                Town and
                                 County       Garden Walk
                                Estates      -----------   Circle K
                                -------       Palm Beach  ----------
                                Tucson,        Gardens,   Las Vegas,
Location                        Arizona        Florida      Nevada
--------------------------------------------------------------------
Percentage of Ownership            58%           31%        100%
Date Acquired                     1/89          8/95        5/89
Acreage                            38            71          5
Number of Spaces                   320           484         59
Monthly Rents (1)                 $186          $347        $261
Occupancy Level:
  February 28, 1996                98%           91%         97%
Real Estate Taxes                $33,600      $165,200      $4,500
Federal Tax Basis (3)          $2,128,800    $2,841,300    $783,200
Mortgage Information:
  Balance payable              $1,550,000    $5,700,000   $1,340,000
  Interest rate                   8.64%         8.64%        8.64%
  Amortization period              --            --           --
  Maturity date                   9/02          8/02         9/02
  Balance due at maturity      $1,550,000    $5,700,000   $1,340,000


Item 2.  DESCRIPTION OF PROPERTIES (continued)
         -------------------------------------

                                                      Rancho       Chisholm
                                     Winter Haven     Margate        Creek
                                     -------------    --------     ---------
                                     Winter Haven,    Margate,      Wichita,
Location                               Florida         Florida      Kansas
-------------------------------------------------------------------------------
Percentage of Ownership                  41%            41%           100%
Date Acquired                          10/95           9/95           7/89
Acreage                                  30             29             45
Number of Spaces                        238            245            251
Monthly Rents (1)                      $211           $351           $140
Occupancy Level:
  February 28, 1996                     98%            97%            91%
Real Estate Taxes                     $35,700        $92,400       $30,500
Federal Tax Basis (3)               $1,456,000     $2,683,400     $1,775,300
Mortgage Information:
  Balance payable                   $1,639,500     $3,729,900       (2)
  Interest rate                        9.13%          9.13%         (2)
  Amortization period                  30 yr.         30 yr.        (2)
  Maturity date                        6/23           7/23          (2)
  Balance due at maturity               $0             $0           (2)

                                       Carefree
                                       Village
                                      ---------
                                       Tampa,
Location                               Florida
-----------------------------------------------
Percentage of Ownership                   44%
Date Acquired                           7/90
Acreage                                   58
Number of Spaces                         405
Monthly Rents (1)                       $258
Occupancy Level:
  February 28, 1996                       90%
Real Estate Taxes                   $113,700
Federal Tax Basis (3)             $2,469,600
Mortgage Information:
  Balance payable                 $3,479,800
  Interest rate                         8.64%
  Amortization period                     --
  Maturity date                         6/02
  Balance due at maturity         $3,479,800

(1)  Average rental rates in effect on February 28, 1996.
(2)  Same mortgage note payable as Circle K
(3) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.

Item 3.  LEGAL PROCEEDINGS
         -----------------

There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Partnership is a party or of which any of its properties is the subject.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

There were no matters submitted to security holders for a vote during the fourth quarter of the fiscal year covered by this report.

                                    PART II
                                    -------


Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
         ----------------------------------------------------------------------

A public market for the Partnership's units does not exist and is not likely to develop. As of February 28, 1996, there were approximately 3,700 persons holding an aggregate of 297,099 Units.

Cash distributions paid to limited partners since December 31, 1993 are as follows:


                                    Per $1,000
Date Paid          Amount (1)       Invested (2)
---------          ----------       ------------

February 1996       $300,000           $10.02

August 1995         $150,000           $ 5.01
May 1995            $150,000           $ 5.01
February 1995       $150,000           $ 5.01

November 1994       $150,000           $ 5.01
August 1994         $150,000           $ 5.01
May 1994            $150,000           $ 5.01
February 1994       $150,000           $ 5.01

(1)  Amounts exclude General Partner participation.
(2)  Computed based on $29,932,500 original investment.

Cash distributions paid to the General Partners since December 31, 1993 were $10,600. The General Partners expect that the Partnership will make cash distributions on a semi-annual basis in the future.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

a)  Liquidity and Capital Resources
    -------------------------------

The Partnership's primary sources of cash during the years ended December 31, 1995 and 1994 were from the operations of its investment properties, cash distributions from joint ventures and proceeds from a mortgage note payable. The primary uses of cash during the same period were for investments in joint ventures, debt service and cash distributions to partners.

In February 1995, through a proxy vote of the limited partners, an amendment to the Agreement of

Limited Partnership was approved permitting the financing of currently owned manufactured home communities and the reinvestment of financing proceeds into newly acquired manufactured home communities to be purchased with permanent mortgage financing. Overall Partnership mortgage financing will not exceed 55% of the value of existing and newly acquired properties.

Subsequent to the approval of the financing and reinvestment proposal discussed above, the Partnership obtained three loans collateralized by interests in currently owned manufactured home communities. The proceeds from these loans were used as partial consideration to purchase interests in three additional manufactured home communities. The remaining consideration was obtained from permanent mortgage financing assumed or obtained in connection with the purchases.

In June 1995, the Partnership and an affiliated limited partnership jointly obtained a $3,479,800 loan collateralized by the Carefree Village manufactured home community, a jointly owned property. The Partnership's share of this loan is $1,531,100. In September 1995, the Partnership and a separate affiliated limited partnership jointly obtained a $1,550,000 loan, collateralized by the Town and Country Estates community, a jointly owned property. The Partnership's share of this loan is $899,000. In September 1995, the Partnership obtained a $1,340,000 loan, collateralized by the Chisholm Creek and Circle K communities. All of these loans are payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.64% at December 31, 1995) and are due in 2002. The Partnership and the affiliated partnerships are contingently liable for the full amounts of the loans.

In August 1995, the Partnership purchased a 31% interest in Garden Walk manufactured home community located in Palm Beach Gardens, Florida. The remaining undivided interest in the property was acquired by an affiliated limited partnership. The Partnership's total cost of its interest in the property was $1,114,000. The Partnership and the affiliated limited partnership jointly obtained a $5,700,000 loan, collateralized by the property, in connection with the purchase. The Partnership's share of the loan is $1,767,000. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.64% at December 31, 1995) and is due in 2002. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan.

In September 1995, the Partnership purchased a 41% interest in the Rancho Margate manufactured home community located in Margate, Florida. The remaining interests in the property were acquired by affiliated limited partnerships. The Partnership's total cost of its interest in the property was $1,189,700. In connection with the purchase, the joint venture assumed a $3,737,100 mortgage note of the seller. The Partnership's share of this note is $1,532,200. The note, which is collateralized by the property, is payable in monthly installments, including interest at 50% of six month LIBOR plus 6.26% (9.13% at December 31, 1995) until June 2003. Thereafter, the interest rate increases to 50% of six month LIBOR plus 7.26%, until the note matures in July 2023. In a separate agreement, the seller of the property will reimburse the joint venture for any interest expense which, in total, exceeds 9.1% during the three year period subsequent to the purchase. The seller has escrowed $87,000 to satisfy this potential obligation.

In October 1995, the Partnership purchased a 41% interest in the Winter Haven manufactured home community located in Winter Haven, Florida. The remaining interests in the property were acquired by affiliated limited partnerships. The Partnership's total cost of its interest in the property was $779,000. In connection with the purchase, the joint venture assumed a $1,641,600 mortgage note of the seller. The Partnership's share of this note is $673,100. The note, which is collateralized by the property, is payable in monthly installments, including interest at 50% of six month LIBOR plus 6.26% (9.13% at December 31, 1995) until May 2003. Thereafter, the interest rate increases to 50% of six month LIBOR plus 7.26%, until the note matures in June 2023. In a separate agreement, the seller of the property will reimburse the Partnership for any interest expense which, in total, exceeds 9.1% during the year subsequent to the purchase. The seller has escrowed $20,000 to satisfy this potential obligation.

The Partnership owns interests in the following manufactured home communities at December 31, 1995:


                                                    Date
Name of Property                  Ownership %      Acquired               Location
----------------                  -----------     ----------              --------

Circle K                             100%        May 1989             Las Vegas, Nevada
Chisholm Creek                       100%        July 1989            Wichita, Kansas
Town and Country Estates              58%        January 1989         Tucson, Arizona
Carefree Village                      44%        July 1990            Tampa, Florida
Garden Walk                           31%        August 1995          Palm Beach Gardens, Florida
Rancho Margate                        41%        September 1995       Margate, Florida
Winter Haven                          41%        October 1995         Winter Haven, Florida

No further property financings or investment property acquisitions are planned by the General Partners.

The Partnership's cash balance increased from $252,900 at December 31, 1994 to $652,900 at December 31, 1995. The increase is due mainly to the General Partners using a portion of the loan proceeds received in 1995 to replenish Partnership cash reserves.

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

b)  Results of Operations
-------------------------

The results of operations for the years ended December 31, 1995 and 1994 are not directly comparable due to the purchases of interests in the Garden Walk, Rancho Margate and Winter Haven manufactured home communities in August 1995, September 1995 and October 1995, respectively. Net income for the years ended December 31, 1995 and 1994 was $198,300 and $136,700, respectively. Net income per limited partnership unit was $0.66 in 1995 and $0.45 in 1994.

Rent and utilities revenues increased from $476,600 in 1994 to $513,100 in 1995. The overall occupancy of the Partnership's two wholly owned properties increased from 90% at December 31, 1994 to 91% at December 31, 1995. In addition, rent increases of $11 and $9 per month were implemented at Circle K in May 1995 and May 1994, respectively; and increases of $5 per month were implemented at Chisholm Creek in both June 1995 and June 1994.

Equity in earnings of joint ventures represents the Partnership's share of the net income of the Carefree Village and Town and Country Estates manufactured home communities, and since their dates of purchase, the Garden Walk, Rancho Margate and Winter Haven manufactured home communities. Equity in earnings of joint ventures increased from $202,600 in 1994, to $247,000 in 1995, due mainly to the purchases of Garden Walk, Rancho Margate and Winter Haven, as discussed previously. The overall occupancy of the Partnership's five joint venture properties was 95% at December 31, 1995. Rent increases of $10 per month were implemented at Carefree in both September 1995 and September 1994, and a $12 per month increase was implemented at Town and Country in May 1995.

Interest income increased from $9,400 in 1994 to $27,900 in 1995 due mainly to higher average cash balances maintained by the Partnership.

Property operating costs decreased slightly from $277,900 in 1994 to $277,100 in 1995. The overall decrease is attributable mainly to higher wage and utilities costs being offset by lower promotional expenses.

General and administrative expenses increased slightly from $120,700 in 1994 to $121,400 in 1995.

Interest expense of $39,100 in 1995 was incurred on the $1,340,000 mortgage note payable obtained by the Partnership in September 1995, as discussed previously. The Partnership incurred no interest expense in 1994.


Item 7.  FINANCIAL STATEMENTS
         --------------------

The following financial statements are filed as a part of this report:


                                                  Page
                                                  ----

Independent Auditors' Report                      11

Balance Sheet at December 31, 1995                12

Statements of Operations for the years ended
 December 31, 1995 and 1994                       13

Statements of Partners' Equity for the years
 ended December 31, 1995 and 1994                 14

Statements of Cash Flows for the years ended
 December 31, 1995 and 1994                       15

Notes to Financial Statements                     16

INDEPENDENT AUDITORS' REPORT



The Partners
Windsor Park Properties 6
(A California Limited Partnership)
Escondido, California



We have audited the accompanying balance sheet of Windsor Park Properties 6 as of December 31, 1995 and the related statements of operations, partners' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Windsor Park Properties 6 as of December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP


Costa Mesa, California
March 1, 1996

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------

                                             December 31, 1995
                                             -----------------
ASSETS
------

Property held for investment, net                $2,818,700
Investments in joint ventures                     5,705,400
Cash and cash equivalents                           652,900
Deferred financing costs                             70,000
Other assets                                         61,100
                                                 ----------

                                                 $9,308,100
                                                 ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                          $1,340,000
  Accounts payable                                    8,500
  Accrued expenses                                   48,200
  Tenant deposits and other liabilities              70,200
                                                 ----------

                                                  1,466,900
                                                 ----------

Partners' equity:
  Limited partners                                8,027,400
  General partners                                 (186,200)
                                                 ----------

                                                  7,841,200
                                                 ----------

                                                 $9,308,100
                                                 ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------

                                             For The Year Ended December 31,
                                             -------------------------------
                                                  1995           1994
                                             -------------   ------------
REVENUES
--------

Rent and utilities                           $     513,100   $    476,600
Equity in earnings of joint ventures               247,000        202,600
Interest                                            27,900          9,400
Other                                               19,700         17,400
                                             -------------   ------------

                                                   807,700        706,000
                                             -------------   ------------


COSTS AND EXPENSES
------------------

Property operating                                 277,100        277,900
Depreciation and amortization                      171,800        170,700
General and administrative:
  Related parties                                   69,200         73,500
  Other                                             52,200         47,200
Interest                                            39,100
                                             -------------   ------------

                                                   609,400        569,300
                                             -------------   ------------

Net income                                   $     198,300   $    136,700
                                             =============   ============

Net income - general partners                $       2,000   $      1,400
                                             =============   ============

Net income - limited partners                $     196,300   $    135,300
                                             =============   ============

Net income per limited partnership unit      $        0.66   $       0.45
                                             =============   ============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                        STATEMENTS OF PARTNERS' EQUITY
                        ------------------------------
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                ----------------------------------------------

                                            General Partners    Limited Partners        Total
                                           -----------------   -----------------   -------------

Balance at January 1, 1994                 $       (179,000)   $      8,781,600    $   8,602,600

Cash distributions                                   (6,100)           (600,000)        (606,100)

Net income                                            1,400             135,300          136,700

Repurchase of limited partnership
 units                                                                  (12,000)         (12,000)
                                           -----------------   -----------------   -------------

Balance at December 31, 1994                       (183,700)          8,304,900        8,121,200

Cash distributions                                   (4,500)           (450,000)        (454,500)

Net income                                            2,000             196,300          198,300

Repurchase of limited partnership
 units                                                                  (23,800)         (23,800)
                                           -----------------   -----------------   -------------

Balance at December 31, 1995               $       (186,200)   $      8,027,400    $   7,841,200
                                           ================    ================    =============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                          For The Year Ended December 31,
                                                          -------------------------------
                                                                1995            1994
                                                          --------------    ------------
Cash flows from operating activities:
 Net income                                               $      198,300    $    136,700
  Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation and amortization                             171,800         170,700
       Equity in earnings of joint ventures                     (247,000)       (202,600)
       Joint ventures' cash distributions                        247,000         202,600

Changes in operating assets and liabilities:
   Other assets                                                   15,300          10,800
   Accounts payable                                               (2,800)          1,300
   Accrued expenses                                               18,500         (19,100)
   Tenant deposits and other liabilities                           1,700          11,800
                                                          --------------    ------------

Net cash provided by operating activities                        402,800         312,200
                                                          --------------    ------------

Cash flows from investing activities:
  Investments in joint ventures                               (3,082,700)
  Joint ventures' cash distributions                           2,356,300         130,600
  Increase in property held for investment                       (65,000)         (8,000)
                                                          --------------    ------------

Net cash (used in) provided by investing activities             (791,400)        122,600
                                                          --------------    ------------

Cash flows from financing activities:
   Proceeds from mortgage note payable                         1,340,000
   Cash distributions                                           (454,500)       (606,100)
   Payment of deferred financing costs                           (73,100)
   Repurchase of limited partnership units                       (23,800)        (12,000)
                                                          --------------    ------------

Net cash provided by (used in) financing activities              788,600        (618,100)
                                                          --------------    ------------

Net increase (decrease) in cash and cash equivalents             400,000        (183,300)

Cash and cash equivalents at beginning of year                   252,900         436,200
                                                          --------------    ------------

Cash and cash equivalents at end of year                  $      652,900    $    252,900
                                                          ==============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (none capitalized)                           $       25,900    $         --
                                                          ==============    ============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------

The Partnership
---------------

Windsor Park Properties 6, A California Limited Partnership (the Partnership), was formed on June 28, 1988 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president, and principal stockholder of The Windsor Corporation.

The Partnership was funded through a public offering of 300,000 limited partnership units at $100 per unit which commenced on September 26, 1988 and terminated on March 14, 1990. The Partnership term is set to expire on December 31, 1999; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the Limited Partners.

The following is a summary of the Partnership's significant accounting policies:

Property Held for Investment
----------------------------

Property held for investment is recorded at the lower of cost or estimated net realizable value after disposition costs and depreciated over various estimated useful lives (buildings and improvements - 10 to 20 years; fixtures and equipment - 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

Property held for investment is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values of the properties may not be recoverable. Impairment is measured as the difference between the carrying value of the property and the estimated future undiscounted cash flows.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of (SFAS No. 121), which must be adopted by the Partnership in 1996. SFAS No. 121, when adopted, represents a change in the way the Partnership will measure the recoverability of its property held for investment. At this time, the General Partners do not believe that adoption of SFAS No. 121 will have a material impact on the financial statements of the Partnership.

Investments in Joint Ventures
-----------------------------

The investments in joint ventures are accounted for by the equity method as the Partnership does not exercise control over the ventures.

Financing Costs
---------------

Financing costs are amortized to interest expense over the life of the note using the level yield method.

Income Taxes
------------

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Net Income Per Limited Partnership Unit
---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the years ended December 31, 1995 and 1994 was 298,214 and 298,792, respectively.

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification
----------------

Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

NOTE 2.  PARTNERSHIP AGREEMENT
------------------------------

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1995 and 1994 was 297,119 and 298,587, respectively, which represented capital contributions of $29,711,900 and $29,858,700, respectively. During the years ended December 31, 1995 and 1994, the Partnership repurchased 1,468 units and 600 units, respectively, for $23,800 and $12,000, respectively. The General Partners owned 10 units at both December 31, 1995 and 1994.

The General Partners and their affiliates are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
-----------------

The Partnership's investment properties were managed by Windsor Asset Management, Inc. (WAMI), an affiliate of The Windsor Corporation, until November 1994. At that time, WAMI was merged into an independent company in which The Windsor Corporation has a nominal equity position. For management services, WAMI received 5% of gross property receipts. During the year ended December 31, 1994, WAMI received fees of $21,900. WAMI received no fees during the year ended December 31, 1995.

The net profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $79,100 and $82,000 for such costs during the years ended December 31, 1995 and 1994, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
-----------------

The General Partners receive 1% of profits, losses, and cash distributions from the sale or financing of Partnership properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus a 9% cumulative, non-compounded annual return.

During the years ended December 31, 1995 and 1994, the General Partners received cash distributions of $4,500 and $6,100, respectively.

NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

Property held for investment consists of two manufactured home communities summarized as follows:


Name of Property                       Date Acquired        Location
----------------                       --------------    -----------------
Circle K                               May 19, 1989      Las Vegas, Nevada
Chisholm Creek                         July 27, 1989     Wichita, Kansas


                               December 31, 1995
                               -----------------
Land                               $  508,800
Buildings and improvements          3,385,200
Fixtures and equipment                 20,000
                                   ----------

                                    3,914,000
Less accumulated depreciation      (1,095,300)
                                   ----------

                                   $2,818,700
                                   ==========

NOTE 4.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of interests in five manufactured home communities summarized as follows:


                                      Ownership
Name of Property                      Percentage      Date Acquired          Location
----------------                      ----------      -------------          --------
Town and Country Estates                 58%         January 17, 1989     Tucson, Arizona
Carefree Village                         44%         July 31, 1990        Tampa, Florida
Garden Walk                              31%         August 15, 1995      Palm Beach Gardens, Florida
Rancho Margate                           41%         September 20, 1995   Margate, Florida
Winter Haven                             41%         October 11, 1995     Winter Haven, Florida

          -----------------------------

The remaining interests in the communities are owned by affiliated California limited partnerships, which have the same General Partners as the Partnership.

In June 1995, the Partnership and an affiliated limited partnership jointly obtained a $3,479,800 loan collateralized by the Carefree community, a jointly owned property. The Partnership's share of this loan is $1,531,100. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.64% at December 31, 1995) and is due in June 2002. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan.

In September 1995, the Partnership and an affiliated limited partnership jointly obtained a $1,550,000 loan collateralized by the Town and Country Estates community, a jointly owned property. The Partnership's share of the loan is $899,000. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.64% at December 31, 1995) and is due in September 2002. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan. The proceeds from the Carefree and Town and Country loans were used as partial consideration for the acquisitions described below.

In August 1995, the Partnership purchased a 31% interest in the Garden Walk community for a total cost of $1,114,000. In connection with the purchase, the Partnership and an affiliated limited partnership jointly obtained a $5,700,000 loan, collateralized by the community. The Partnership's share of the loan is $1,767,000. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.64% at December 31, 1995) and is due in August 2002. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan.

In September 1995, the Partnership purchased a 41% interest in the Rancho Margate community for a total cost of $1,189,700. In connection with the purchase, the joint venture assumed a $3,737,100 mortgage note of the seller. The Partnership's share of this note is $1,532,200. The note, which is collateralized by the property, is payable in monthly installments, including interest at 50% of six month LIBOR plus 6.26% (9.13% at December 31, 1995) until June 2003. Thereafter, the interest rate increases to 50% of six month LIBOR plus 7.26%, until the note matures in July 2023. In a separate agreement, the seller of the property will reimburse the joint venture for any interest expense which, in total, exceeds 9.1% during the three year period subsequent to the purchase. The seller has escrowed $87,000 to satisfy this potential obligation.

In October 1995, the Partnership purchased a 41% interest in the Winter Haven community for a total cost of $779,000. In connection with the purchase, the joint venture assumed a $1,641,600 mortgage note of the seller. The Partnership's share of this note is $673,100. The note, which is collateralized by the property, is payable in monthly installments, including interest at 50% of six month LIBOR plus 6.26% (9.13% at December 31, 1995) until May 2003. Thereafter, the interest rate increases to 50% of six month LIBOR plus 7.26%, until the note matures in June 2023. In a separate agreement, the seller of the property will reimburse the Partnership for any interest expense which, in total, exceeds 9.1% during the year subsequent to the purchase. The seller has escrowed $20,000 to satisfy this potential obligation.

         -----------------------------

The combined condensed financial position and results of operations of the joint ventures (including Garden Walk, Rancho Margate and Winter Haven since their dates of purchase) follows:



Financial Position                                     December 31, 1995
------------------                                     ------------------

Property held for investment, net                      $      29,005,700
Cash                                                             213,700
Other assets                                                     805,300
                                                       -----------------

  Total assets                                         $      30,024,700
                                                       =================

Mortgage notes payable                                 $      16,099,200
Accounts payable                                                 116,800
Other liabilities                                                193,000
                                                       -----------------

  Total liabilities                                           16,409,000

Partners' equity                                              13,615,700
                                                       -----------------

                                                       $      30,024,700
                                                       =================


                                        For The Year Ended December 31,
                                       ---------------------------------
Results of Operations                      1995               1994
---------------------                  -------------   -----------------
Property revenues                      $   2,983,200   $       1,803,000
                                       -------------   -----------------

Expenses:
  Property operating                       1,346,600             970,900
  Depreciation                               517,900             382,100
  Interest                                   550,800
                                       -------------   -----------------

                                           2,415,300           1,353,000
                                       -------------   -----------------

Net income                             $     567,900   $         450,000
                                       =============   =================

NOTE 5.  MORTGAGE NOTE PAYABLE
         ---------------------

In September 1995, the Partnership obtained a $1,340,000 mortgage loan collateralized by the Chisholm Creek and Circle K communities. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.64% at December 31, 1995) and is due in September 2002.

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the years ended December 31, 1995 and 1994 follows:


                                  1995                     1994
                          ---------------------    ---------------------
                                           Per                     Per
                           Amount          Unit     Amount         Unit
                          ----------    -------    ----------    -------
Net income
 - limited partners       $  196,300    $  0.66    $  135,300    $  0.45
Return of capital            253,700       0.85       464,700       1.56
                          ----------    -------    ----------    -------

                          $  450,000    $  1.51    $  600,000    $  2.01
                          ==========    =======    ==========    =======


NOTE 7.  INCOME TAXES
         ------------

Certain transactions of the Partnership are reported in different periods for financial and tax reporting purposes. A reconciliation between amounts reported for financial statement and federal tax return purposes as of December 31, 1995 and 1994 and for the years then ended follows:

                                     1995                          1994
                            -----------------------     ----------------------------
                              Net        Partners'        Net             Partners'
                             Income        Equity        Income            Equity
                            --------    -----------     --------         -----------
Per financial
 statements                 $198,300    $ 7,841,200     $136,700         $ 8,121,200
Syndication costs                         3,434,600                        3,434,600
Gain on sale of
 property held for
 investment                                                                  480,800
Depreciation                 (52,200)      (923,800)     (33,200)           (871,600)
Other                           (900)        27,600        9,500              28,500
                            --------    -----------     --------         -----------
Per Partnership
 tax return                 $145,200    $10,379,600     $113,000         $11,193,500
                            ========    ===========     ========         ===========


NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of the financial instruments. The mortgage note payable bears interest at a variable rate indexed to LIBOR, therefore the General Partners believe the carrying value of the note approximates fair value.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

There were no disagreements over accounting or financial disclosure with the independent accountants for the Partnership.

                                    PART III
                                    --------


Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The original general partners of the Partnership were The Windsor Corporation (Windsor), and John A. Coseo, Jr. Mr. Coseo, his wife Patricia Ann Coseo and their children owned a majority of the stock of Windsor.

In July 1994, Windsor merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to The Windsor Corporation (Wincorp). Subsequent to the merger, Mr. Coseo, his wife Patricia Ann Coseo and their children own a majority of the stock of Wincorp.

Windsor and Wincorp were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Since 1979 they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of Windsor and Wincorp, their subsidiaries, and affiliates do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is expected to be spent on matters unrelated to the Partnership, particularly after the completion of its offering and acquisition stages.

The names, ages, and nature of the positions held by the directors and executive officers of Wincorp follow:


        Name            Age                    Office
------------------      ---        -----------------------------------------

John A. Coseo, Jr.       57        Chairman of the Board and Chief Executive
                                   Officer
Patricia A. Coseo        54        Secretary and Director

A brief background of the directors and executive officers follows.

John A. Coseo, Jr. (57) was the founder of Windsor in 1974 and has been actively involved in all facets of the manufactured housing business since that time. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 55 manufactured home communities throughout the United States. Mr. Coseo is the Chairman and chief executive officer of Wincorp. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934. Mr. Coseo is also Chairman, chief executive officer, and a trustee of Wincorp's first sponsored real estate investment trust, Windsor Real Estate Investment Trust 8. Mr. Coseo is the husband of Patricia A. Coseo.

Patricia A. Coseo (54) is and has been the Secretary and a Director of Windsor and Wincorp for the past ten years. She is involved in corporate planning and development, and is the spouse of John A. Coseo, Jr.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to the directors or executive officers of The Windsor Corporation, its subsidiaries and affiliates. Refer to Item 12 (Certain Relationships and Related Transactions) for management fees and expense reimbursements paid to The Windsor Corporation and affiliates by the Partnership.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

     No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.

(b)  Security Ownership of Management

     The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and (ii) all General Partners as a group as of December 31, 1995:


                                                      Amount and Nature of    Percent of
Title of Class                 Beneficial Owner       Beneficial Ownership      Class
----------------------------------------------------------------------------------------

Units of Limited            John A. Coseo, Jr.,
  Partnership Interest      a General Partner                10                .003%
                                                             --                ----

Units of Limited            All General Partners as
  Partnership Interest      a group                          10               .003%
                                                             ==               ====


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The following table reflects all compensation accrued or paid to the General Partners and their affiliates during the years ended December 31, 1995 and 1994.


Form of Compensation and Entity Receiving                        1995       1994
-----------------------------------------                      --------   --------
Expense reimbursement - The Windsor Corporation                 $79,100    $82,000
Cash distributions - The Windsor Corporation                    $ 4,500    $ 6,100
Property management fees - Windsor Asset Management, Inc.       $   -0-    $21,900

Item 13.    EXHIBITS AND REPORTS ON  8-K
----------  ----------------------------

          (a)  Exhibits and Index of Exhibits

               (3) - Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 33-23183 and incorporated herein by reference.

          (b)  Reports on Form 8-K

               1) A Form 8-K (dated October 2, 1995) was filed with regards to the Partnership's acquisition of a 41% interest in the Rancho Margate manufactured home community located in Margate, Florida.

                    The item reported in this current report was Item 2 (acquisition or disposition of assets).

               2) A Form 8-K/A (dated October 25, 1995) was filed with regards to the Partnership's acquisitions of a 31% undivided interest in the Garden Walk manufactured home community located in Palm Beach Gardens, Florida, and 41% interests in both the Rancho Margate and Winter Haven manufactured home communities located in Margate, Florida and Winter Haven, Florida, respectively.

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

                    a) Financial Statements and Proforma Financial Information of Garden Walk Manufactured Home Community.

                    b) Financial Statements and Proforma Financial Information of Rancho Margate Manufactured Home Community.

                    c) Financial Statements and Proforma Financial Information of Winter Haven Manufactured Home Community.

                    d) Proforma Financial Information of Windsor Park Properties 6.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of March, 1996.


                                    WINDSOR PARK PROPERTIES 6
                                    A California Limited Partnership

                                    By:  /s/  John A. Coseo, Jr.
                                    --------------------------------
                                         JOHN A. COSEO, JR.
                                         Individual General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                  Title                         Date
---------                                  -----                         ----



/s/ John A. Coseo, Jr.      General Partner and Chairman of the     March 18, 1996
-------------------------   Board of The Windsor Corporation
JOHN A. COSEO, JR.          (Principal Executive Officer of The
                            Windsor Corporation)


/s/ Patricia A. Coseo       Director of The Windsor Corporation     March 18, 1996
-------------------------
PATRICIA A. COSEO