Form 10QSB
period 1996-03-31
WINDSOR PARK PROPERTIES 6
filed 1996-05-14
CIK 836393

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     March 31, 1996
                                    -------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from              to
                                    ------------    ---------------


      Commission file number       0-17576
                             --------------------------------------


          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          California                                 33-0299846
- -------------------------------          ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
         ------------------------------------------------------------
                   (Address of principal executive offices)

                                (619) 746-2411
         ------------------------------------------------------------
                          (Issuer's telephone number)



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [x]     No  [_]
     ---         ---

                               TABLE OF CONTENTS

                                     PART I
                                     ------

                                                              Page
                                                              ----
Item 1.  Financial Statements                                   3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    8


                                    PART II
                                    -------

Item 6.  Exhibits and Reports on Form 8-K                      10


         SIGNATURE

                 WINDSOR PARK PROPERTIES 6
                 -------------------------
            (A California Limited Partnership)
                        BALANCE SHEET
                        -------------
                         (unaudited)

                                            March 31,1996
                                          -----------------

ASSETS
- ------
Property held for investment:
  Land                                     $      508,800
  Buildings and improvements                    3,378,700
  Fixtures and equipment                           20,000
                                          -----------------

                                                3,907,500
Less accumulated depreciation                  (1,138,400)
                                          -----------------

                                                2,769,100

Investments in joint ventures                   5,640,800
Cash and cash equivalents                         498,500
Deferred financing costs                           67,400
Other assets                                       61,900
                                          -----------------

                                           $    9,037,700
                                          =================


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Liabilities:
  Mortgage note payable                    $    1,340,000
  Accounts payable                                  2,100
  Accrued expenses                                 50,000
  Tenant deposits and other liabilities            58,800
                                          -----------------

                                                1,450,900
                                          -----------------

Partners' equity:
  Limited partners                              7,775,500
  General partners                               (188,700)
                                          -----------------

                                                7,586,800
                                          -----------------

                                           $    9,037,700
                                          =================

                See accompanying notes to financial statements

                      WINDSOR PARK PROPERTIES 6
                  ----------------------------------
                  (A California Limited Partnership)
                       STATEMENTS OF OPERATIONS
                  ----------------------------------
                             (unaudited)

                                             Three Months Ended March 31,
                                             ----------------------------
                                                  1996           1995
                                             ------------    ------------
REVENUES
- --------
Rent and utilities                           $   135,600     $   121,500
Equity in earnings of joint ventures              71,400          70,300
Interest                                           6,800           2,800
Other                                              8,200           4,600
                                             ------------    ------------
                                                 222,000         199,200
                                             ------------    ------------
COSTS AND EXPENSES
- ------------------

Property operating                                68,400          68,200
Depreciation and amortization                     43,100          42,600
Interest                                          30,700
General and administrative:
  Related parties                                 19,100          18,300
  Other                                           11,200          17,300
                                             ------------    ------------
                                                 172,500         146,400
                                             ------------    ------------
Net income                                   $    49,500     $    52,800
                                             ============    ============
Net income  - general partners               $       500     $       500
                                             ============    ============
Net income - limited partners                $    49,000     $    52,300
                                             ============    ============
Net income per limited partnership unit      $      0.16     $      0.18
                                             ============    ============





                See accompanying notes to financial statements.

                             WINDSOR PARK PROPERTIES 6
                         ----------------------------------
                         (A California Limited Partnership)
                              STATEMENTS OF CASH FLOWS
                         ----------------------------------
                                    (unaudited)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                            1996           1995
                                                       -------------   ------------
Cash flows from operating activities:
  Net income                                           $     49,500    $     52,800
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            43,100          42,600
    Equity in earnings of joint ventures                    (71,400)        (70,300)
    Joint ventures' cash distributions                       71,400          70,300
    Amortization of deferred financing costs                  2,600

  Changes in operating assets and liabilities:
    Other assets                                              9,400          10,600
    Accounts payable                                         (6,400)         (8,200)
    Accrued expenses                                          1,800           1,500
    Tenant deposits and other liabilities                   (11,400)         (2,400)
                                                       -------------   ------------

Net cash provided by operating activities                    88,600          96,900
                                                       -------------   ------------

Cash flows from investing activities:
  Joint ventures' cash distributions                         64,600          40,900
  Increase in property held for investment                   (3,700)        (33,700)
                                                       -------------   ------------

Net cash provided by investing activities                    60,900           7,200
                                                       -------------   ------------
Cash flows from financing activities:
  Cash distributions                                       (303,000)       (151,500)
  Repurchase of limited partnership units                      (900)           (800)
                                                       -------------   ------------

Net cash used in financing activities                      (303,900)       (152,300)
                                                       -------------   ------------

Net decrease in cash and cash equivalents                  (154,400)        (48,200)

Cash and cash equivalents at beginning of period            652,900         252,900
                                                       -------------   ------------

Cash and cash equivalents at end of period             $    498,500    $    204,700
                                                       =============   ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                        $     28,900    $         --
                                                       =============   ============



               See accompanying notes to financial statemtents.

                           WINDSOR PARK PROPERTIES 6
                      ----------------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                      ----------------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1996 and the related statements of operations and of cash flows for the three months ended March 31, 1996 and 1995 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of undivided interests in five manufactured home communities in 1996 and two manufactured home communities in 1995. The combined condensed results of operations of these properties for the three months ended March 31, 1996 and 1995 follows:

                                         1996             1995
                                    -------------    -------------
      Total revenues                $   1,357,500    $    453,600
                                    -------------    -------------
      Expenses:
      Property operating                  608,500         208,300
      Interest                            362,100
      Depreciation                        208,200          95,800
                                    -------------    -------------

                                        1,178,800         304,100
                                    -------------    -------------

      Net income                    $     178,700    $    149,500
                                    =============    =============


NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1996 and 1995 was 297,109 and 298,547, respectively.

NOTE 4.  RELATED PARTY TRANSACTIONS
         --------------------------

The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr. (Mr. Coseo is also the president, chief executive officer and the principal stockholder of The Windsor Corporation.)

The General Partners are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
- -----------------

The net profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $21,600 and $20,800 for such costs during the three months ended March 31, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
- -----------------

The General Partners receive 1% of profits, losses, and cash distributions from the sale or refinancing of investment properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus a 9% cumulative, non-compounded annual return.

During the three months ended March 31, 1996 and 1995, the General Partners received cash distributions of $3,000 and $1,500, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1996 and 1995 follows:

                                     1996                       1995
                            ----------------------    ----------------------
                                             Per                      Per
                              Amount         Unit     Amount          Unit
                            -----------    -------    ----------    --------
Net income
 - limited partners          $   49,000    $  0.16    $   52,300    $   0.18
Return of capital               251,000       0.85        97,700        0.32
                            -----------    -------    ----------    --------

                             $  300,000    $  1.01    $  150,000    $   0.50
                            ===========    =======    ==========    ========

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
- ------------------------------

March 31, 1996 as compared to December 31, 1995
- -----------------------------------------------

The Partnership's primary sources of cash during the three months ended March 31, 1996 were from the operations of its investment properties and cash distributions from joint ventures. The primary use of cash during the same period was for cash distributions to partners.

There has been no significant change in the financial condition of the Partnership since December 31, 1995. Partners' equity decreased from $7,841,200 at December 31, 1995 to $7,586,800 at March 31, 1996 due to cash distributions of $303,000 and repurchased limited partnership units of $900, exceeding net income of $49,500.

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

Results of Operations
- ---------------------

Three months ended March 31, 1996 as compared to three months ended
- -------------------------------------------------------------------
March 31, 1995
- --------------

The results of operations for the three months ended March 31, 1996 and 1995 are not directly comparable due to the purchases of interests in the Garden Walk, Rancho Margate and Winter Haven manufactured home communities in August 1995, September 1995 and October 1995, respectively. The Partnership realized net income of $49,500 and $52,800 for the three months ended March 31, 1996 and 1995, respectively. Net income per limited partnership unit was $0.16 in 1996 and $0.18 in 1995.

Rent and utilities revenues increased from $121,500 in 1995 to $135,600 in 1996. The overall occupancy level of the Partnership's two wholly-owned properties increased from 89% at March 31, 1995 to 93% at March 31, 1996. Recent rent increases implemented include $5 per month at Chisholm Creek effective June 1995 and $11 per month at Circle K effective May 1995.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five manufactured home communities in 1996 and two communities in 1995 (as mentioned previously, three joint venture interests were acquired in 1995). Equity in earnings of joint ventures increased from $70,300 in 1995 to $71,400 in 1996 due mainly to the purchase of the three additional joint venture interests. The increase in earnings from the new properties, however, was partially offset by interest expense incurred on loans obtained in 1995 by the previously owned joint venture properties. The overall occupancy of the Partnership's five joint venture properties was 94% at March 31, 1996, compared to 95% for two properties at March 31, 1995. Recent rent increases implemented include $12 per month at Town and Country effective May 1995, $10, $10 and $13 per month at Garden Walk, Winter Haven, and Rancho Margate, respectively, effective January 1996, and $10 per month at Carefree effective September 1995.

Interest income increased from $2,800 in 1995 to $6,800 in 1996 due mainly to higher cash balances maintained by the Partnership.

Property operating expenses increased slightly from $68,200 in 1995 to $68,400 in 1996.

Interest expense of $30,700 in 1996 represents interest incurred on the $1,340,000 loan obtained by the Partnership in September 1995. No interest expense was incurred by the Partnership in the first quarter of 1995.

General and administrative expense decreased from $35,600 in 1995 to $30,300 in 1996 due mainly to proxy solicitation expenses incurred in 1995.

                                    PART II
                                    -------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a)  Exhibits and Index of Exhibits

         (27) Financial Data Schedule

    (b)  Reports on Form 8-K

         There were no reports on Form 8-K during the period covered by Form 10-QSB

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


                         WINDSOR PARK PROPERTIES 6,
                         A California Limited Partnership
                         ---------------------------------
                              (Registrant)

                         By:  The Windsor Corporation, General Partner


                         By /s/  John A. Coseo, Jr.
                            --------------------------------------------------
                           JOHN A. COSEO, JR.
                           Chief Financial Officer
                           (Principal Accounting Officer)


Date:  May 10, 1996