Form 10QSB
period 1996-06-30
WINDSOR PARK PROPERTIES 6
filed 1996-08-12
CIK 836393

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended     June 30, 1996
                                    --------------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from              to
                                    ------------    ------------

     Commission file number   0-17576
                              ---------------------------------


             WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


          California                                 33-0299846
- ---------------------------------       ----------------------------------
  (State or other jurisdiction          (IRS Employer Identification No.)
of incorporation or organization)



          120 W. Grand Avenue, Suite 202, Escondido, California 92025
- --------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
                         ----------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (x)     No  ( )
     ---         ---

                               TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                Page
                                                                ----
Item 1.  Financial Statements                                    3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     9


                                    PART II
                                    -------

Item 6.  Exhibits and Reports on Form 8-K                        11

         SIGNATURE


                           WINDSOR PARK PROPERTIES 6
                        ----------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                              June 30, 1996
                                              -------------
ASSETS
- ------

Property held for investment:
  Land                                        $     508,800
  Buildings and improvements                      3,400,400
  Fixtures and equipment                             20,800
                                              -------------

                                                  3,930,000
Less accumulated depreciation                    (1,182,100)
                                              -------------

                                                  2,747,900

Investments in joint ventures                     5,588,600
Cash and cash equivalents                           626,700
Deferred financing costs                             64,800
Other assets                                         44,800
                                              -------------

                                              $   9,072,800
                                              =============

LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Liabilities:
  Mortgage note payable                       $   1,340,000
  Accounts payable                                    4,000
  Accrued expenses                                   38,200
  Tenant deposits and other liabilities              51,900
                                              -------------

                                                  1,434,100
                                              -------------

Partners' equity:
  Limited partners                                7,826,800
  General partners                                 (188,100)
                                              -------------

                                                  7,638,700
                                              -------------

                                             $    9,072,800
                                             ==============

                See accompanying notes to financial statements.

                      WINDSOR PARK PROPERTIES 6
                      -------------------------
                  (A California Limited Partnership)
                       STATEMENTS OF OPERATIONS
                       ------------------------
                             (unaudited)

                                           Three Months Ended June 30,
                                          ----------------------------
                                               1996           1995
                                          ------------    ------------
REVENUES
- --------

Rent and utilities                        $   140,000     $   125,700
Equity in earnings of joint ventures           71,900          55,800
Interest                                        5,700           3,500
Other                                          11,800           4,700
                                          ------------    ------------

                                              229,400         189,700
                                          ------------    ------------

COSTS AND EXPENSES
- ------------------

Property operating                             63,100          66,600
Depreciation and amortization                  43,700          43,000
Interest                                       30,900
General and administrative:
  Related parties                              18,100          15,500
  Other                                        15,000          13,300
                                          ------------    ------------

                                              170,800         138,400
                                          ------------    ------------

Net income                                $    58,600     $    51,300
                                          ============    ============

Net income - general partners             $       600     $       500
                                          ============    ============

Net income - limited partners             $    58,000     $    50,800
                                          ============    ============

Net income per limited partnership unit   $      0.20     $      0.17
                                          ============    ============

                See accompanying notes to financial statements.

                      WINDSOR PARK PROPERTIES 6
                      -------------------------
                  (A California Limited Partnership)
                       STATEMENTS OF OPERATIONS
                       ------------------------
                             (unaudited)

                                             Six Months Ended June 30,
                                             -------------------------
                                                  1996          1995
                                             -----------   -----------
REVENUES
- --------

Rent and utilities                           $   275,600   $   247,200
Equity in earnings of joint ventures             143,300       126,100
Interest                                          12,500         6,300
Other                                             20,000         9,300
                                             -----------   -----------

                                                 451,400       388,900
                                             -----------   -----------

COSTS AND EXPENSES
- ------------------

Property operating                               131,500       134,800
Depreciation and amortization                     86,800        85,600
Interest                                          61,600
General and administrative:
  Related parties                                 37,200        33,800
  Other                                           26,200        30,600
                                             -----------   -----------

                                                 343,300       284,800
                                             -----------   -----------

Net income                                   $   108,100   $   104,100
                                             ===========   ===========

Net income  - general partners               $     1,100   $     1,000
                                             ===========   ===========

Net income - limited partners                $   107,000   $   103,100
                                             ===========   ===========

Net income per limited partnership unit      $      0.36   $      0.35
                                             ===========   ===========

                See accompanying notes to financial statements.

                               WINDSOR PARK PROPERTIES 6
                               -------------------------
                           (A California Limited Partnership)
                                STATEMENTS OF CASH FLOWS
                                ------------------------
                                      (unaudited)

                                                           Six Months Ended June 30,
                                                       --------------------------------
                                                             1996              1995
                                                       ---------------    -------------
Cash flows from operating activities:
 Net income                                               $    108,100    $     104,100
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                 86,800           85,600
  Equity in earnings of joint ventures                        (143,300)        (126,100)
  Joint ventures' cash distributions                           143,300          126,100
  Amortization of deferred financing costs                       5,200

  Changes in operating assets and liabilities:
   Other assets                                                 16,300          (20,800)
   Accounts payable                                             (4,500)          (9,200)
   Accrued expenses                                            (10,000)          (2,500)
   Tenant deposits and other liabilities                       (18,300)           1,800
                                                       ---------------    -------------

Net cash provided by operating activities                      183,600          159,000
                                                       ---------------    -------------

Cash flows from investing activities:
 Joint ventures' cash distributions                            116,800        1,550,900
 Increase in property held for investment                      (16,000)         (52,700)
 Deposit on property                                                           (100,000)
                                                       ---------------    -------------

Net cash provided by investing activities                      100,800        1,398,200
                                                       ---------------    -------------

Cash flows from financing activities:
 Cash distributions                                           (303,000)        (303,000)
 Repurchase of limited partnership units                        (7,600)          (4,800)
                                                       ---------------    -------------


Net cash used in financing activities                         (310,600)        (307,800)
                                                       ---------------    -------------

Net (decrease) increase in cash and cash equivalents           (26,200)       1,249,400

Cash and cash equivalents at beginning of period               652,900          252,900
                                                       ---------------    -------------

Cash and cash equivalents at end of period                $    626,700    $   1,502,300
                                                       ===============    =============

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest (none capitalized)                             $     56,900    $          --
                                                       ===============    =============


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1996 and the related statements of operations for the three and six months ended June 30, 1996 and 1995 and the statements of cash flows for the six months ended June 30, 1996 and 1995 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of interests in five manufactured home communities in 1996 and two manufactured home communities in 1995. The combined condensed results of operations of these properties for the six months ended June 30, 1996 and 1995 follows:

                               1996            1995
                           -------------   -----------
      Total revenues       $   2,708,300   $   918,200
                           -------------   -----------
      Expenses:
        Property operating     1,203,800       447,500
        Interest                 724,900        14,000
        Depreciation             418,000       192,200
                           -------------   -----------

                               2,346,700       653,700
                           -------------   -----------

      Net income           $     361,600   $   264,500
                           =============   ===========

NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1996 was 296,815 and 296,960, respectively; and 298,497 and 298,522 for the three and six months ended June 30, 1995, respectively.

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

The General Partners are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
- -----------------

The net profits, losses, and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $21,700 and $17,800 for such costs during the three months ended June 30, 1996 and 1995, respectively; and $43,300 and $38,600 for the six months ended June 30, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
- -----------------

The General Partners receive 1% of profits, losses, and cash distributions from the sale or refinancing of Partnership properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus a 9% cumulative, non-compounded annual return.

During the three months ended June 30, 1995, the General Partners received cash distributions of $1,500; and $3,000 for both the six months ended June 30, 1996 and 1995. The General Partners received no cash distributions during the three months ended June 30, 1996.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
- ------------------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1996 and 1995 follows:

                                  1996                            1995
                         ----------------------    ----------------------
                                            Per                       Per
                           Amount          Unit      Amount          Unit
                         -----------   ---------   ----------    --------
Net income
 - limited partners       $  107,000    $  0.36    $  103,100    $   0.35
Return of capital            193,000       0.65       196,900        0.65
                         -----------   --------    ----------    --------

                          $  300,000    $  1.01    $  300,000    $   1.00
                         ===========   ========    ==========    ========

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
- ------------------------------

June 30, 1996 as compared to December 31, 1995
- ----------------------------------------------

The Partnership's primary sources of cash during the six months ended June 30, 1996 were from the operations of its investment properties and cash distributions from joint ventures. The primary use of cash during the same period was for cash distributions to partners.

There has been no significant change in the financial condition of the Partnership since December 31, 1995. Partners' equity decreased from $7,841,200 at December 31, 1995 to $7,638,700 at June 30, 1996 due to cash distributions of $303,000 and repurchased limited partnership units of $7,600 exceeding net income of $108,100.

At June 30, 1996, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $7,729,400, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.6% at June 30, 1996.

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

Results of Operations
- ---------------------

Six months ended June 30, 1996 as compared to six months ended June 30, 1995
- ----------------------------------------------------------------------------

The results of operations for the six months ended June 30, 1996 and 1995 are not directly comparable due to the purchases of interests in the Garden Walk, Rancho Margate and Winter Haven manufactured home communities in August 1995, September 1995 and October 1995, respectively. The Partnership realized net income of $108,100 and $104,100 for the six months ended June 30, 1996 and 1995, respectively. Net income per limited partnership unit was $0.36 in 1996 and $0.35 in 1995.

Rent and utilities revenues increased from $247,200 in 1995 to $275,600 in 1996. The overall occupancy level of the Partnership's two wholly-owned properties increased from 89% at June 30, 1995 to 93% at June 30, 1996. Recent rent increases implemented include $8 and $5 per month at Chisholm Creek effective June 1996 and June 1995, respectively, and $14 and $11 per month at Circle K effective May 1996 and May 1995, respectively.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five manufactured home communities in 1996 and two communities in 1995 (as mentioned previously, three joint venture interests were acquired in 1995). Equity in earnings of joint ventures increased from $126,100 in 1995 to $143,300 in 1996 due mainly to the purchase of the three additional joint venture interests. The overall occupancy of the Partnership's five joint venture properties was 93% at June 30, 1996, compared to 96% for two properties at June 30, 1995. Recent rent increases implemented include $8 and $12 per month at Town and Country effective May 1996 and May 1995, respectively; $10, $10 and $13 per month at Garden Walk, Winter Haven, and Rancho Margate, respectively, effective January 1996; and $10 per month at Carefree effective September 1995.

Interest income increased from $6,300 in 1995 to $12,500 in 1996 due mainly to higher cash balances maintained by the Partnership.

Property operating expenses decreased slightly from $134,800 in 1995 to $131,500 in 1996. The decrease is due mainly to lower wage costs, offset by higher utility costs.

Interest expense of $61,600 in 1996 represents interest incurred on the $1,340,000 loan obtained by the Partnership in September 1995. No interest expense was incurred by the Partnership in 1995.

General and administrative expense decreased from $64,400 in 1995 to $63,400 in 1996 due mainly to proxy solicitation expenses incurred in 1995.

Three months ended June 30, 1996 as compared to three months ended June 30, 1995
- --------------------------------------------------------------------------------

The results of operations for the three months ended June 30, 1996 and 1995 are not directly comparable due to the purchases of interests in the Garden Walk, Rancho Margate and Winter Haven manufactured home communities in August 1995, September 1995 and October 1995, respectively. The Partnership realized net income of $58,600 and $51,300 for the three months ended June 30, 1996 and 1995, respectively. Net income per limited partnership unit was $0.20 in 1996 and $0.17 in 1995.

Rent and utilities revenues increased from $125,700 in 1995 to $140,000 in 1996, for the reasons discussed previously.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five manufactured home communities in 1996 and two communities in 1995 (as mentioned previously, three joint venture interest were acquired in 1995). Equity in earnings of joint ventures increased from $55,800 in 1995 to $71,900 in 1996 due mainly to the purchase of the three additional joint venture interests.

Interest income increased from $3,500 in 1995 to $5,700 in 1996 due mainly to higher cash balances maintained by the Partnership.

Property operating expenses decreased from $66,600 in 1995 to $63,100 in 1996 for the reasons discussed previously.

Interest expense of $30,900 in 1996 represents interest incurred on the $1,340,000 loan obtained by the Partnership in September 1995. No interest expense was incurred by the Partnership in 1995.

General and administrative expense increased from $28,800 in 1995 to $33,100 in 1996 due mainly to higher employee time charges from the General Partners.

                                    PART II
                                    -------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
    (a)  Exhibits and Index of Exhibits

         (27) Financial Data Schedule

    (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the period covered by this Form 10-QSB


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


                         WINDSOR PARK PROPERTIES 6,
                         A California Limited Partnership
                         ---------------------------------
                              (Registrant)

                         By:  The Windsor Corporation, General Partner


                         By \s\John A. Coseo, Jr.
                            ------------------------------------------------
                            JOHN A. COSEO, JR.
                            Chief Financial Officer
                            (Principal Accounting Officer)


Date:  August 12, 1996