Form 10QSB
period 1996-09-30
WINDSOR PARK PROPERTIES 6
filed 1996-11-12
CIK 836393

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     September 30, 1996
                                     -------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



      For the transition period from ________________ to _______________


             Commission file number   0-17576
                                     -------------------------------


          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
     --------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          California                                 33-0299846
  -----------------------------------        -------------------------------
  (State or other jurisdiction              (IRS Employer Identification No.)
   of incorporation or organization)


         120 W. Grand Avenue, Suite 202, Escondido, California 92025
        --------------------------------------------------------------
                    (Address of principal executive offices)

                                (619) 746-2411
            -------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  (  )
     ---         ----

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


         SIGNATURE

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                      September 30, 1996
                                                      ------------------
ASSETS
------
Property held for investment:
  Land                                                    $  508,800
  Buildings and improvements                               3,406,300
  Fixtures and equipment                                      22,700
                                                          ----------

                                                           3,937,800
Less accumulated depreciation                             (1,226,000)
                                                          ----------

                                                           2,711,800

Investments in joint ventures                              5,571,800
Cash and cash equivalents                                    421,600
Deferred financing costs                                      62,200
Other assets                                                  50,500
                                                          ----------
                                                          $8,817,900
                                                          ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                                   $1,340,000
  Accounts payable                                             3,100
  Accrued expenses                                            49,800
  Tenant deposits and other liabilities                       53,500
                                                          ----------
                                                           1,446,400
                                                          ----------

Partners' equity:
  Limited partners                                         7,562,200
  General partners                                          (190,700)
                                                          ----------

                                                           7,371,500
                                                          ----------
                                                          $8,817,900
                                                          ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                               Three Months Ended September 30,
                                               -------------------------------
                                                    1996            1995
                                                  --------        --------
REVENUES
--------
Rent and utilities                                $146,700        $132,200
Equity in earnings of joint ventures                58,900          56,600
Interest                                             6,100          12,300
Other                                                6,000           2,800
                                                  --------        --------

                                                   217,700         203,900
                                                  --------        --------
COSTS AND EXPENSES
------------------

Property operating                                  75,400          69,300
Depreciation and amortization                       43,900          43,100
Interest                                            31,300           6,400
General and administrative:
  Related parties                                   18,500          15,900
  Other                                              8,300          12,500
                                                  --------        --------

                                                   177,400         147,200
                                                  --------        --------

Net income                                        $ 40,300        $ 56,700
                                                  ========        ========

Net income - general partners                     $    400        $    600
                                                  ========        ========

Net income - limited partners                     $ 39,900        $ 56,100
                                                  ========        ========

Net income per limited partnership unit           $   0.13        $   0.18
                                                  ========        ========

                See accompanying notes to financial statements.


                        WINDSOR PARK PROPERTIES 6
                        -------------------------
                   (A California Limited Partnership)
                        STATEMENTS OF OPERATIONS
                        ------------------------
                               (unaudited)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    1996           1995
                                                  --------       --------
REVENUES
--------
Rent and utilities                                $422,300       $379,400
Equity in earnings of joint ventures               202,200        182,700
Interest                                            18,600         18,600
Other                                               26,000         12,100
                                                  --------       --------

                                                   669,100        592,800
                                                  --------       --------
COSTS AND EXPENSES
------------------

Property operating                                 206,900        204,100
Depreciation and amortization                      130,700        128,700
Interest                                            92,900          6,400
General and administrative:
  Related parties                                   55,700         49,700
  Other                                             34,500         43,100
                                                  --------       --------

                                                   520,700        432,000
                                                  --------       --------

Net income                                        $148,400       $160,800
                                                  ========       ========

Net income - general partners                     $  1,500       $  1,600
                                                  ========       ========

Net income - limited partners                     $146,900       $159,200
                                                  ========       ========
Net income per limited partnership unit           $   0.49       $   0.53
                                                  ========       ========

                See accompanying notes to financial statements.

                                WINDSOR PARK PROPERTIES 6
                                -------------------------
                           (A California Limited Partnership)
                                STATEMENTS OF CASH FLOWS
                                ------------------------
                                       (unaudited)


                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   1996               1995
                                               ------------       ------------
Cash flows from operating activities:
  Net income                                    $  148,400        $  160,800
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                  130,700           128,700
    Equity in earnings of joint ventures          (202,200)         (182,700)
    Joint ventures' cash distributions             202,200           182,700
    Amortization of deferred financing costs         7,800

  Changes in operating assets and liabilities:
    Other assets                                    10,600             2,100
    Accounts payable                                (5,400)           (8,400)
    Accrued expenses                                 1,600            17,000
    Tenant deposits and other liabilities          (16,700)            1,800
                                                ----------        ----------

Net cash provided by operating activities          277,000           302,000
                                                ----------        ----------
Cash flows from investing activities:
  Joint ventures' cash distributions               133,600         2,431,900
  Increase in property held for investment         (23,800)          (53,900)
  Investments in joint ventures                                   (2,303,700)
                                                ----------        ----------

Net cash provided by investing activities          109,800            74,300
                                                ----------        ----------
Cash flows from financing activities:
  Cash distributions                              (606,000)         (454,500)
  Repurchase of limited partnership units          (12,100)          (14,900)
  Proceeds from issuance of note payable,
    net                                                            1,271,500
                                                ----------        ----------
Net cash (used in) provided by financing
  activities                                      (618,100)          802,100
                                                ----------        ----------
Net (decrease) increase in cash and cash
  equivalents                                     (231,300)        1,178,400

Cash and cash equivalents at beginning
  of period                                        652,900           252,900
                                                ----------        ----------

Cash and cash equivalents at end of period      $  421,600        $1,431,300
                                                ==========        ==========
Supplemental disclosure of cash flow
  information:
    Cash paid during the period for:
      Interest (none capitalized)               $   85,600        $      --
                                                ==========        ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1996 and the related statements of operations for the three and nine months ended September 30, 1996 and 1995 and the statements of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of interests in five manufactured home communities at September 30, 1996 and four manufactured home communities at September 30, 1995. The combined condensed results of operations of these properties for the nine months ended September 30, 1996 and 1995 (including Garden Walk, Rancho Margate and Winter Haven since their purchase in August 1995, September 1995 and October 1995, respectively) follows:

                                         1996            1995
                                      ----------      ----------

      Total revenues                  $4,044,900      $1,661,200
                                      ----------      ----------
      Expenses:
        Property operating             1,810,900         760,000
        Interest                       1,090,600         179,700
        Depreciation                     629,300         317,000
                                      ----------      ----------

                                       3,530,800       1,256,700
                                      ----------      ----------

      Net income                      $  514,100      $  404,500
                                      ==========      ==========


NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1996 was 296,407 and 296,776, respectively; and 298,128 and 298,427 for the three and nine months ended September 30, 1995 respectively.

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

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $21,300 and $18,100 for such costs during the three months ended September 30, 1996 and 1995, respectively; and $64,600 and $56,700 for the nine months ended September 30, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
-----------------

The General Partners receive 1% of profits, losses, and cash distributions from the sale or refinancing of Partnership properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus a 9% cumulative, non-compounded annual return.

During the three months ended September 30, 1996 and 1995, the General Partners received cash distributions of $3,000 and $1,500, respectively; and $6,000 and $4,500 for the nine months ended September 30, 1996 and 1995, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
------------------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1996 and 1995 follows:

                                    1996                     1995
                            -------------------      --------------------
                                           Per                      Per
                             Amount        Unit       Amount        Unit
                            --------      -----      --------       -----
Net income
 - limited partners         $146,900      $0.49      $159,200       $0.53
Return of capital            453,100       1.53       290,800        0.98
                            --------      -----      --------       -----
                            $600,000      $2.02      $450,000       $1.51
                            ========      =====      ========       =====


                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
------------------------------

September 30, 1996 as compared to December 31, 1995
---------------------------------------------------

The Partnership's primary sources of cash during the nine months ended September 30, 1996 were from the operations of its investment properties and cash distributions from joint ventures. The primary use of cash during the same period was for cash distributions to partners.

There has been no significant change in the financial condition of the Partnership since December 31, 1995. Partners' equity decreased from $7,841,200 at December 31, 1995 to $7,371,500 at September 30, 1996 due to cash distributions of $606,000 and repurchased limited partnership units of $12,100 exceeding net income of $148,400.

At September 30, 1996, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $7,724,700, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.7% at September 30, 1996.

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

Results of Operations
---------------------

Nine months ended September 30, 1996 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1995
--------

The results of operations for the nine months ended September 30, 1996 and 1995 are not directly comparable due to the purchases of interests in the Garden Walk, Rancho Margate and Winter Haven manufactured home communities in August 1995, September 1995 and October 1995, respectively. The Partnership realized net income of $148,400 and $160,800 for the nine months ended September 30, 1996 and 1995, respectively. Net income per limited partnership unit was $0.49 in 1996 and $0.53 in 1995.

Rent and utilities revenues increased from $379,400 in 1995 to $422,300 in 1996. The overall occupancy level of the Partnership's two wholly-owned properties increased from 90% at September 30, 1995 to 94% at September 30, 1996. Recent rent increases implemented include $8 and $5 per month at Chisholm Creek effective June 1996 and June 1995, respectively, and $14 and $11 per month at Circle K effective May 1996 and May 1995, respectively.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five manufactured home communities at September 30, 1996 and four communities at September 30, 1995 (as mentioned previously, three joint venture interests were acquired in 1995). Equity in earnings of joint ventures increased from $182,700 in 1995 to $202,200 in 1996 due mainly to the purchase of the three additional joint venture interests. The overall occupancy of the Partnership's five joint venture properties was 93% at September 30, 1996, compared to 94% for four properties at September 30, 1995. Recent rent increases implemented include $8 and $12 per month at Town and

Country effective May 1996 and May 1995, respectively; $10, $10 and $13 per month at Garden Walk, Winter Haven, and Rancho Margate, respectively, effective January 1996; and $10 per month at Carefree effective September 1995.

Property operating expenses increased slightly from $204,100 in 1995 to $206,900 in 1996. The increase is due mainly to higher utility costs, offset by lower promotional expenses.

Interest expense increased from $6,400 in 1995 to $92,900 in 1996 due to the $1,340,000 loan obtained by the Partnership in September 1995.

General and administrative expense decreased from $92,800 in 1995 to $90,200 in 1996 due mainly to proxy solicitation expenses incurred in 1995, but not in 1996.

Three months ended September 30, 1996 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1995
------------------

The results of operations for the three months ended September 30, 1996 and 1995 are not directly comparable due to the purchases of interests in the Garden Walk, Rancho Margate and Winter Haven manufactured home communities in August 1995, September 1995 and October 1995, respectively. The Partnership realized net income of $40,300 and $56,700 for the three months ended September 30, 1996 and 1995, respectively. Net income per limited partnership unit was $0.13 in 1996 and $0.18 in 1995.

Rent and utilities revenues increased from $132,200 in 1995 to $146,700 in 1996, for the reasons discussed previously.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five manufactured home communities at September 30, 1996 and four communities at September 30, 1995 (as mentioned previously, three joint venture interest were acquired in 1995). Equity in earnings of joint ventures increased from $56,600 in 1995 to $58,900 in 1996 due mainly to the purchase of the three additional joint venture interests.

Interest income decreased from $12,300 in 1995 to $6,100 in 1996 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses increased from $69,300 in 1995 to $75,400 in 1996 for the reasons discussed previously.

Interest expense increased from $6,400 in 1995 to $31,300 in 1996 due to the $1,340,000 loan obtained by the Partnership in September 1995.

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


                         WINDSOR PARK PROPERTIES 6,
                         A California Limited Partnership
                         ---------------------------------
                                  (Registrant)

                         By:  The Windsor Corporation, General Partner


                         By \s\John A. Coseo, Jr.
                            --------------------------------
                            JOHN A. COSEO, JR.
                            Chief Financial Officer
                            (Principal Accounting Officer)


Date:  November 11, 1996