Form 10KSB40
period 1996-12-31
WINDSOR PARK PROPERTIES 6
filed 1997-03-31
CIK 836393

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ________________to_______________

Commission file number 0-17576

          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
              (Exact name of small business issuer in its charter)

          California                                      33-0299846
          ----------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         120 W. Grand Avenue, Suite 202, Escondido, California   92025
         -------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

Issuer's telephone number:   (619) 746-2411

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g)
 of the Exchange Act:                      Units of Limited Partnership Interest
                                           -------------------------------------
                                                      (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year:  $883,600

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

                                     PART I
                                     ------

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Business Development
--------------------

Windsor Park Properties 6, a California Limited Partnership (the Partnership), was formed in June 1988 pursuant to the provisions of the California Uniform Limited Partnership Act. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president and principal stockholder of The Windsor Corporation. The Partnership term is set to expire in December 1999; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of Limited Partners.

The Partnership was organized to acquire and hold existing manufactured home communities for investment. Its principal investment objectives are to provide to its Limited Partners: (i) distributions of cash from operations,
(ii) preservation, protection and eventual return of the Limited Partners' investment, and (iii) realization of appreciation in the value of the properties acquired.

The Partnership was funded through a public offering of 300,000 limited partnership units (Units). A total of 299,325 Units were sold with gross proceeds aggregating $29,932,500. The offering commenced in September 1988 and terminated in March 1990. The net proceeds from the offering were originally expended for the acquisition of undivided interests in nine fully-developed manufactured home communities located in Arizona, Nevada, Montana, Indiana, Florida, and Kansas. The Partnership paid all cash for these properties.

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

Subsequent to the approval of the financing and reinvestment proposal discussed above, the Partnership obtained three loans collateralized by interests in currently owned manufactured home communities. The proceeds from these loans were used as partial consideration to purchase interests in three additional manufactured home communities. The remaining consideration was obtained from permanent mortgage financing.

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

In August 1995, the Partnership purchased a 31% undivided interest in the Garden Walk manufactured home community located in Palm Beach Gardens, Florida. The remaining undivided interest in the community was acquired by an affiliated limited partnership. The Partnership's cost of its equity interest in the community was $1,114,000. The Partnership and the affiliated limited partnership jointly obtained a $5,700,000 loan, collateralized by the community, in connection with the purchase. The Partnership's share of this loan is $1,767,000.

In September 1995, the Partnership purchased a 41% interest in the Rancho Margate manufactured home community located in Margate, Florida. The remaining interests in the community were acquired by affiliated limited partnerships. The Partnership's cost of its equity interest in the community was $1,189,700. In connection with the purchase, the joint venture assumed a mortgage note of the seller, with an initial balance of $3,737,100. The note is collateralized by the community. The Partnership's share of the initial note assumed was $1,532,200.

In October 1995, the Partnership purchased a 41% interest in the Winter Haven manufactured home community located in Winter Haven, Florida. The remaining interests in the community were acquired by affiliated limited partnerships. The Partnership's cost of its equity interest in the community was $779,000. In connection with the purchase, the joint venture assumed a mortgage note of the seller, with an initial balance of $1,641,600. The note is collateralized by the community. The Partnership's share of the initial note assumed was $673,100.

The Partnership owns interests in the following manufactured home communities at December 31, 1996:

                                                Date
Name of Property                Ownership       Acquired           Location
----------------                ---------       --------           --------
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

The overall occupancy of the Partnership's seven communities was approximately 93% at December 31, 1996. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy. There are no current plans to dispose of any of these properties.

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




                                                    Town and Country      Garden Walk
                                                        Estates           -----------          Circle K
                                                        -------            Palm Beach          --------
                                                        Tucson,             Gardens,            Las Vegas,
Location                                                Arizona              Florida             Nevada
----------------------------------------------------------------------------------------------------------
Percentage of Ownership                                   58%                  31%                100%
Date Acquired                                            1/89                 8/95                5/89
Acreage                                                   38                   71                  5
Number of Spaces                                          320                  484                 59
Monthly Rents (1)                                        $202                 $351                $275
Occupancy Level:
 December 31, 1996                                        97%                 91%                 100%
Real Estate Taxes                                       $32,600            $163,400              $4,600
Federal Tax Basis (3)                                  $2,103,300         $2,750,900            $729,800
Mortgate Information:
 Balance payable                                       $1,550,000         $5,700,000           $1,340,000
 Interest rate                                           8.47%               8.47%                8.47%
 Amortization period                                      --                  --                   --
 Maturity date                                           9/02                8/02                 9/02
Balance due at maturity                                $1,550,000         $5,700,000           $1,340,000


Item 2.  DESCRIPTION OF PROPERTIES (continued)

                                                                        Rancho            Chisholm
                                                        Winter Haven    Margate            Creek
                                                        ------------    -------            -----
                                                        Winter Haven    Margate,          Wichita,
Location                                                   Florida,      Florida          Kansas
----------------------------------------------------------------------------------------------------
Percentage of Ownership                                      41%            41%            100%
Date Acquired                                               10/95          9/95            7/89
Acreage                                                      30             29              45
Number of Spaces                                             238            245             251
Monthly Rents (1)                                           $211           $351            $147
Occupancy Level:
 December 31, 1996                                           98%            98%             94%
Real Estate Taxes                                          $35,600       $144,900         $30,000
Federal Tax Basis (3)                                    $1,375,100     $2,642,200      $1,668,200
Mortgate Information:
 Balance payable                                         $1,625,500     $3,698,100          (2)
 Interest rate                                              9.04%          9.04%            (2)
 Amortization period                                        30 yr.         30 yr.           (2)
 Maturity date                                              6/23           7/23             (2)
 Balance due at maturity                                     $0             $0              (2)


                                                        Carefree
                                                         Village
                                                         -------
                                                          Tampa,
Location                                                 Florida
--------------------------------------------------------------------------------------------------------
Percentage of Ownership                                     44%
Date Acquired                                              7/90
Acreage                                                     58
Number of Spaces                                            406
Monthly Rents (1)                                          $263
Occupancy Level:
 December 31, 1996                                          87%
Real Estate Taxes                                        $113,800
Federal Tax Basis (3)                                   $2,374,200
Mortgate Information:
 Balance payable                                        $3,479,800
 Interest rate                                             8.47%
 Amortization period                                        --
 Maturity date                                             6/02
 Balance due at maturity                                $3,479,800

(1)     Average rental rates in effect on December 31, 1996.
(2)     Same mortgage note payable as Circle K
(3) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.

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

                                    PART II
                                    -------

Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
         ----------------------------------------------------------------------

A public market for the Partnership's units does not exist and is not likely to develop. As of December 31, 1996, there were approximately 3,700 persons holding an aggregate of 295,791 Units.

Cash distributions paid to limited partners since December 31, 1994 are as follows:



                                                                 Per $1,000
Date Paid                               Amount (1)             Invested (2)
---------                               ---------            --------------
                                                                     (C)
February 1997                           $300,000                     $10.02

August 1996                             $300,000                     $10.02
February 1996                           $300,000                     $10.02

August 1995                             $150,000                     $ 5.01
May 1995                                $150,000                     $ 5.01
February 1995                           $150,000                     $ 5.01


(1)     Amounts exclude General Partner participation.
(2)     Computed based on $29,932,500 original investment.

Cash distributions paid to the General Partners since December 31, 1994 were $10,500. The General Partners expect that the Partnership will make cash distributions on a semi-annual basis in the future.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

a)  Liquidity and Capital Resources
    -------------------------------

The Partnership's primary sources of cash during the years ended December 31, 1996 and 1995 were from the operations of its investment properties, cash distributions from joint ventures and proceeds from a mortgage note payable. The primary uses of cash during the same period were for investments in joint ventures, debt service and cash distributions to partners.

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

Subsequent to the approval of the financing and reinvestment proposal discussed above, the Partnership obtained three loans collateralized by interests in currently owned manufactured home communities. The proceeds from these loans were used as partial consideration to purchase interests in three additional manufactured home communities. The remaining consideration was obtained from permanent mortgage financing.

In June 1995, the Partnership and an affiliated limited partnership jointly obtained a $3,479,800 loan collateralized by the Carefree Village manufactured home community, a jointly owned property. The Partnership's share of this loan is $1,531,100. In September 1995, the Partnership and a separate affiliated limited partnership jointly obtained a $1,550,000 loan, collateralized by the Town and Country Estates community, a jointly owned property. The Partnership's share of this loan is $899,000. In September 1995, the Partnership obtained a $1,340,000 loan, collateralized by the Chisholm Creek and Circle K communities. All of these loans are payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.47% at December 31, 1996) and are due in 2002. The Partnership and the affiliated partnerships are contingently liable for the full amounts of the loans.

In August 1995, the Partnership purchased a 31% interest in Garden Walk manufactured home community located in Palm Beach Gardens, Florida. The remaining undivided interest in the community was acquired by an affiliated limited partnership. The Partnership's cost of its equity interest in the community was $1,114,000. The Partnership and the affiliated limited partnership jointly obtained a $5,700,000 loan, collateralized by the community, in connection with the purchase. The Partnership's share of the loan is $1,767,000. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.47% at December 31, 1996) and is due in 2002. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan.

In September 1995, the Partnership purchased a 41% interest in the Rancho Margate manufactured home community located in Margate, Florida. The remaining interests in the community were acquired by affiliated limited partnerships. The Partnership's cost of its equity interest in the community was $1,189,700. In connection with the purchase, the joint venture assumed a mortgage note of the seller. The note, which is collateralized by the property, is payable in monthly installments, including interest at 50% of six month LIBOR plus 6.26% (9.04% at December 31, 1996) until June 2003. Thereafter, the interest rate increases to 50% of six month LIBOR plus 7.26%, until the note matures in July 2023. At December 31, 1996, the outstanding balance on this note is $3,698,100 (the Partnership's share is $1,516,200).

In October 1995, the Partnership purchased a 41% interest in the Winter Haven manufactured home community located in Winter Haven, Florida. The remaining interests in the community were acquired by affiliated limited partnerships.
The Partnership's cost of its equity interest in the community was $779,000. In connection with the purchase, the joint venture assumed a mortgage note of the seller. The note, which is collateralized by the property, is payable in monthly installments, including interest at 50% of six month LIBOR plus
6.26% (9.04% at December 31, 1996) until May 2003. Thereafter, the interest rate increases to 50% of six month LIBOR plus 7.26%, until the note matures in June 2023. At December 31, 1996, the outstanding balance on this note is $1,625,500 (the Partnership's share is $666,500).

At December 31, 1996, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $7,719,800, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.6% at December 31, 1996.

The Partnership owns interests in the following manufactured home communities at December 31, 1996:

                                                        Date
Name of Property                Ownership %             Acquired                Location
----------------                ----------              --------                --------
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

As discussed in Note 9 to the financial statements, pursuant to the Partnership Agreement, net profits from the sale of Partnership properties should be allocated first to each partner with a negative capital account balance in an amount equal to the amount of the negative capital account of each partner. Subsequent to the issuance of the 1995 financial statements, the general partners determined that the financial statements did not properly reflect the income allocation provisions of the Partnership Agreement. Accordingly, partners' equity at December 31, 1994, has been restated from the amounts previously reported to properly allocate net profits from the sale of Partnership properties among the partners in accordance with the provisions of the Partnership Agreement.

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

b)  Results of Operations
    ---------------------

The results of operations for the years ended December 31, 1996 and 1995 are not directly comparable due to the purchases of interests in the Garden Walk, Rancho Margate and Winter Haven manufactured home communities in August 1995, September 1995 and October 1995, respectively. Net income for the years ended December 31, 1996 and 1995 was $187,600 and $198,300, respectively. Net income per limited partnership unit was $0.63 in 1996 and $0.66 in 1995.

Rent and utilities revenues increased from $513,100 in 1995 to $571,200 in 1996. The overall occupancy of the Partnership's two wholly owned properties increased from 91% at December 31, 1995 to 95% at December 31, 1996. In addition, rent increases of $14 and $11 per month were implemented at Circle K in May 1996 and May 1995, respectively; and increases of $8 and $5 per month were implemented at Chisholm Creek in June 1996 and June 1995, respectively.

Equity in earnings of joint ventures represents the Partnership's share of the net income of the Carefree Village and Town and Country Estates manufactured home communities, and since their purchase, the Garden Walk, Rancho Margate and Winter Haven manufactured home communities. Equity in earnings of joint ventures increased from $247,000 in 1995, to $250,700 in 1996. The increase is attributable to the purchases of Garden Walk, Rancho Margate and Winter Haven offset by increased interest expense at the Carefree Village and Town and Country Estates communities relating to the loans obtained in 1995, as previously discussed. The overall occupancy of the Partnership's five joint venture properties was 93% at December 31, 1996 compared to 95% at December 31, 1995. Recent rent increases implemented include $8 and $12 per month at Town and Country effective May 1996 and May 1995, respectively; $10, $10 and $13 per month at Garden Walk, Winter Haven, and Rancho Margate, respectively, effective January 1996; and $5 and $10 per month at Carefree effective September 1996 and 1995, respectively.

Property operating costs decreased slightly from $277,100 in 1995 to $276,600 in 1996. The overall decrease is attributable mainly to higher utilities costs offset by lower promotional expenses.

Interest expense increased from $39,100 in 1995 to $124,100 in 1996 due to the $1,340,000 mortgage note payable obtained by the Partnership in September 1995, as discussed previously.

General and administrative expenses decreased slightly from $121,400 in 1995 to $120,600 in 1996.

Item 7.  FINANCIAL STATEMENTS
         --------------------

The following financial statements are filed as a part of this report:

                                                                        Page
                                                                        ----
Independent Auditors' Report                                              11

Balance Sheet at December 31, 1996                                        12

Statements of Operations for the years ended
 December 31, 1996 and 1995                                               13

Statements of Partners' Equity for the years
 ended December 31, 1996 and 1995                                         14

Statements of Cash Flows for the years ended
 December 31, 1996 and 1995                                               15

Notes to Financial Statements                                             16

INDEPENDENT AUDITORS' REPORT


The Partners
Windsor Park Properties 6
(A California Limited Partnership)
Escondido, California


We have audited the accompanying balance sheet of Windsor Park Properties 6 (the Partnership) as of December 31, 1996 and the related statements of operations, partners' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Windsor Park Properties 6 as of December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 9, partners' equity at December 31, 1994 has been restated.



Deloitte & Touche LLP


Costa Mesa, California
February 28, 1997

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                       (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------

                                                  December 31, 1996
                                                  -----------------
ASSETS
------
Property held for investment, net                       $2,669,000
Investments in joint ventures                            5,543,300
Cash and cash equivalents                                  530,200
Deferred financing costs                                    59,800
Other assets                                                41,000
                                                        ----------

                                                        $8,843,300
                                                        ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                                 $1,340,000
  Accounts payable                                           6,100
  Accrued expenses                                          46,800
  Tenant deposits and other liabilities                     48,000
                                                        ----------

                                                         1,440,900
                                                        ----------


Partners' equity:
  Limited partners                                       7,390,400
  General partners                                          12,000
                                                        ----------

                                                         7,402,400
                                                        ----------

                                                        $8,843,300
                                                        ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                For The Year Ended December 31,
                                                ------------------------------
                                                   1996              1995
                                                ----------        -----------
REVENUES
--------
Rent and utilities                              $571,200           $513,100
Equity in earnings of joint ventures             250,700            247,000
Interest                                          23,700             27,900
Other                                             38,000             19,700
                                                --------           --------
                                                 883,600            807,700
                                                --------           --------


COSTS AND EXPENSES
------------------

Property operating                               276,600            277,100
Depreciation and amortization                    174,700            171,800
Interest                                         124,100             39,100
General and administrative:
  Related parties                                 77,500             69,200
  Other                                           43,100             52,200
                                                --------            -------
                                                 696,000            609,400
                                                --------           --------

Net income                                      $187,600           $198,300
                                                ========           ========

Net income - general partners                   $  1,900           $  2,000
                                                ========           ========

Net income - limited partners                   $185,700           $196,300
                                                ========           ========

Net income per limited partnership unit         $   0.63           $   0.66
                                                ========           ========

                See accompanying notes to financial statements.



                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------

                                        General Partners        Limited Partners          Total
                                        ----------------        ----------------        ---------
Balance at December 31, 1994
  - as previously reported              $(183,700)              $8,304,900              $8,121,200

Reallocation of partners' equity
(Note 9)                                  202,300                 (202,300)
                                        ---------               ----------              ----------
Balance at December 31, 1994,
  - as restated                            18,600                8,102,600               8,121,200

Cash distributions                         (4,500)                (450,000)               (454,500)

Net income                                  2,000                  196,300                 198,300

Repurchase of limited partnership
units                                                              (23,800)                (23,800)
                                        ---------               ----------              ----------
Balance at December 31, 1995               16,100                7,825,100               7,841,200

Cash distributions                         (6,000)                (600,000)               (606,000)

Net income                                  1,900                  185,700                 187,600

Repurchase of limited partnership
  units                                                            (20,400)                (20,400)
                                        ---------               ----------              ----------

Balance at December 31, 1996            $  12,000               $7,390,400              $7,402,400
                                        =========               ==========              ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                                For The Year Ended December 31,
                                                                -------------------------------
                                                                      1996             1995
                                                                --------------     ------------
Cash flows from operating activities:
Net income                                                      $ 187,600          $   198,300
Adjustments to reconcile net income to net cash
provided by operating activities:
       Depreciation and amortization                              174,700              171,800
       Equity in earnings of joint ventures                      (250,700)            (247,000)
       Joint ventures' cash distributions                         250,700              247,000
       Amortization of deferred financing costs                    10,400

Changes in operating assets and liabilities:
   Other assets                                                    20,100               15,300
   Accounts payable                                                (2,400)              (2,800)
   Accrued expenses                                                (1,400)              18,500
   Tenant deposits and other liabilities                          (22,200)               1,700
                                                                ---------          -----------

Net cash provided by operating activities                         366,800              402,800
                                                                ---------          -----------
Cash flows from investing activities:
  Joint ventures' cash distributions                              162,100            2,356,300
  Increase in property held for investment                        (25,000)             (65,000)
  Investments in joint ventures                                                     (3,082,700)
                                                                ---------          -----------

Net cash provided by (used in) investing activities               137,100             (791,400)
                                                                ---------          -----------
Cash flows from financing activities:
   Cash distributions                                            (606,000)            (454,500)
   Repurchase of limited partnership units                        (20,400)             (23,800)
   Payment of deferred financing costs                               (200)             (73,100)
   Proceeds from mortgage note payable                                               1,340,000
                                                                ---------          -----------

Net cash (used in) provided by financing activities              (626,600)             788,600
                                                                ---------          -----------
Net (decrease) increase in cash and cash equivalents             (122,700)             400,000

Cash and cash equivalents at beginning of year                    652,900              252,900
                                                                ---------          -----------

Cash and cash equivalents at end of year                        $ 530,200          $   652,900
                                                                =========          ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (none capitalized)                                 $ 114,200          $    25,900
                                                                =========          ===========

                 See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------

The Partnership
---------------

Windsor Park Properties 6, A California Limited Partnership (the Partnership), was formed in June 1988 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president, and principal stockholder of The Windsor Corporation (TWC).

The Partnership was funded through a public offering of 300,000 limited partnership units at $100 per unit which commenced in September 1988 and terminated in March 1990. The Partnership term is set to expire in December 1999; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the Limited Partners.

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

In 1996, the Partnership adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Accordingly, property held for investment is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values of the properties may not be recoverable. Impairment is measured as the difference between the carrying value of the property and its fair value. The adoption of SFAS No. 121 did not have an effect on the 1996 financial statements of the Partnership.

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

Net Income per Limited Partnership Unit
---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the years ended December 31, 1996 and 1995 was 296,583 and 298,214, respectively.

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Partnership considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

NOTE 2.  PARTNERSHIP AGREEMENT
         ---------------------

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1996 and 1995 was 295,791 and 297,119, respectively, which represented capital contributions of $29,579,100 and $29,711,900, respectively. During the years ended December 31, 1996 and 1995, the Partnership repurchased 1,328 units and 1,468 units, respectively, for $20,400 and $23,800, respectively. The General Partners owned 10 units at both December 31, 1996 and 1995.

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

The profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses TWC for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $90,300 and $79,100 for such costs during the years ended December 31, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations.

Liquidation Stage
-----------------

The General Partners receive 1% of profits, losses and cash distributions from the sale or financing of Partnership properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus a 9% cumulative, non-compounded annual return.

The General Partners generally receive 1% of profits and losses from the sale of Partnership properties.

However, if applicable, profits on sale will be first allocated 100% to the General Partners to the extent of their negative capital account.

During the years ended December 31, 1996 and 1995, the General Partners received cash distributions of $6,000 and $4,500, respectively.

NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

Property held for investment consists of two manufactured home communities summarized as follows:



        Name of Property        Date Acquired           Location
        ----------------        -------------           --------
        Circle K                May 19, 1989            Las Vegas, Nevada
        Chisholm Creek          July 27, 1989           Wichita, Kansas


                                            December 31, 1996
                                            -----------------
Land                                           $   508,800
Buildings and improvements                       3,406,300
Fixtures and equipment                              23,900
                                               -----------
                                                 3,939,000

Less accumulated depreciation                   (1,270,000)
                                               -----------
                                               $ 2,669,000
                                               ===========

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

In June 1995, the Partnership and an affiliated limited partnership jointly obtained a $3,479,800 loan collateralized by the Carefree Village community, a jointly-owned property. The Partnership's share of this loan is $1,531,100. The loan is payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95% (8.47% at December 31, 1996) and is due in June 2002. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan.

In September 1995, the Partnership and an affiliated limited partnership jointly obtained a $1,550,000 loan collateralized by the Town and Country Estates community, a jointly-owned property. The Partnership's share of the loan is $899,000. The loan is payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95% (8.47% at December 31, 1996) and is due in September 2002. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan.

In August 1995, the Partnership purchased a 31% interest in the Garden Walk community for a cost of $1,114,000. In connection with the purchase, the Partnership and an affiliated limited partnership jointly obtained a $5,700,000 loan, collateralized by the community. The Partnership's share of the loan is $1,767,000. The loan is payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95% (8.47% at December 31, 1996) and is due in August 2002. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan.

In September 1995, the Partnership purchased a 41% interest in the Rancho Margate community for a cost of $1,189,700. In connection with the purchase, the joint venture assumed a mortgage note of the seller. The note, which is collateralized by the community, is payable in monthly installments, including interest at 50% of six-month LIBOR plus 6.26% (9.04% at December 31, 1996) until June 2003. Thereafter, the interest rate increases to 50% of six-month LIBOR plus 7.26%, until the note matures in July 2023. At December 31, 1996, the outstanding balance on this note is $3,698,100 (the Partnership's share is $1,516,200).

In October 1995, the Partnership purchased a 41% interest in the Winter Haven community for a cost of $779,000. In connection with the purchase, the joint venture assumed a mortgage note of the seller. The note, which is collateralized by the community, is payable in monthly installments, including interest at 50% of six-month LIBOR plus 6.26% (9.04% at December 31, 1996) until May 2003. Thereafter, the interest rate increases to 50% of six-month LIBOR plus 7.26%, until the note matures in June 2023. At December 31, 1996, the outstanding balance on this note is $1,625,500 (the Partnership's share is $666,500).

The combined condensed financial position and results of operations of the joint ventures (including Garden Walk, Rancho Margate and Winter Haven since their purchase) follow:



Financial Position                                 December 31, 1996
------------------                                 -----------------
Property held for investment, net                       $ 28,663,200
Cash                                                          76,600
Other assets                                                 768,500
                                                        ------------

  Total assets                                          $ 29,508,300
                                                        ============

Mortgage notes payable                                  $ 16,053,400
Accounts payable                                              54,400
Other liabilities                                            175,800
                                                        ------------

  Total liabilities                                       16,283,600

Partners' equity                                          13,224,700
                                                        ------------

                                                        $ 29,508,300
                                                        ============

                                For The Year Ended December 31,
                                -------------------------------

Results of Operations               1996           1995
---------------------           ----------      ----------
Property revenues               $5,406,400      $2,983,200
                                ----------      ----------

Expenses:
  Property operating             2,468,600       1,346,600
  Interest                       1,454,900         550,800
  Depreciation                     843,900         517,900
                                ----------      ----------

                                 4,767,400       2,415,300
                                ----------      ----------

Net income                      $  639,000      $  567,900
                                ==========      ==========

NOTE 5.  MORTGAGE NOTE PAYABLE
         ---------------------

In September 1995, the Partnership obtained a $1,340,000 mortgage loan collateralized by the Chisholm Creek and Circle K communities. The loan is payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95% (8.47% at December 31, 1996) and is due in September 2002.

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the Limited Partners for the years ended December 31, 1996 and 1995 follows:



                                1996                       1995
                        ----------------------    ----------------------
                                         Per        Amount        Per
                          Amount         Unit                     Unit
                          ------         ----                     ----
Net income
 - Limited Partners     $185,700         $0.63    $196,300        $0.66
Return of capital        414,300          1.39     253,700         0.85
                        --------         -----    --------        -----

                        $600,000         $2.02    $450,000        $1.51
                        =======          =====    ========        =====

NOTE 7.  INCOME TAXES
         ------------
Certain transactions of the Partnership are reported in different periods for financial and tax reporting purposes. A reconciliation between amounts reported for financial statement and federal tax return purposes as of December 31, 1996 and 1995 and for the years then ended follows:


                                          1996                           1995
                             -------------------------------    ---------------------------
                                  Net           Partners'           Net         Partners'
                                Income           Equity           Income         Equity
                             ------------    ---------------    -----------    ------------
Per financial
 statements                  $ 187,600          $ 7,402,400     $198,300        $ 7,841,200

Syndication costs                                 3,434,600                       3,434,600
Gain on sale of
 property held for
 investment                    (25,400)             455,400                         480,800
Depreciation                   (54,800)            (978,600)     (52,200)          (923,800)
Other                          (77,600)             (50,000)        (900)            27,600
                             ---------          -----------     --------        -----------

Per Partnership
  tax return                 $  29,800          $10,263,800     $145,200        $10,860,400
                             =========          ===========     ========        ===========

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of the financial instruments. The mortgage note payable bears interest at a variable rate indexed to LIBOR; therefore, the General Partners believe the carrying value of the note approximates fair value.

NOTE 9.  RESTATEMENT OF PARTNERS' EQUITY
         -------------------------------

Pursuant to the Partnership Agreement, net profits from the sale of Partnership properties should be allocated first to each partner with a negative capital account balance in an amount equal to the amount of the negative capital account of each partner. Subsequent to the issuance of the 1995 financial statements, the General Partners determined that the financial statements did not properly reflect the income allocation provisions of the Partnership Agreement. Accordingly, partners' equity at December 31, 1994 has been restated from the amounts previously reported to properly allocate net profits from the sale of Partnership properties among the partners in accordance with the provisions of the Partnership Agreement. The effect of this restatement on the Partnership's financial statements is summarized below:


                                As Previously
                                  Reported              As Restated
                                -------------           -----------
Equity Balance
--------------
General Partners                $ (183,700)             $   18,600
Limited Partners                $8,304,900              $8,102,600

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         -------------------

There were no disagreements over accounting or financial disclosure with the independent accountants for the Partnership.

                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         ------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

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

The executive officers of Windsor and Wincorp do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is expected to be spent on matters unrelated to the Partnership, particularly after the completion of its offering and acquisition stages.

The names, ages, and nature of the positions held by the directors and executive officers of Wincorp follow:


                Name            Age                        Office
        -------------------   ------    -----------------------------------------
        John A. Coseo, Jr.      58      Chairman of the Board and Chief Executive
                                        Officer

        Patricia A. Coseo       55      Secretary and Director

A brief background of the directors and executive officers follows.

John A. Coseo, Jr. (58) was the founder of Windsor in 1974 and has been actively involved in all facets of the manufactured housing business since that time. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is the Chairman and chief executive officer of Wincorp. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934. Mr. Coseo is also Chairman, chief executive officer, and a trustee of Wincorp's first sponsored real estate investment trust, Windsor Real Estate Investment Trust 8. Mr. Coseo is the husband of Patricia A. Coseo.

Patricia A. Coseo (55) is and has been the Secretary and a Director of Windsor and Wincorp for the past ten years. She is involved in corporate planning and development, and is the spouse of John A. Coseo, Jr.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to the directors or executive officers of The Windsor Corporation. Refer to Item 12 (Certain Relationships and Related Transactions) for cash distributions and expense reimbursements paid to The Windsor Corporation by the Partnership.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

        No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.

(b)  Security Ownership of Management

        The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and
        (ii) all General Partners as a group as of December 31, 1996:


                                                          Amount and Nature of   Percent of
        Title of Class          Beneficial Owner          Beneficial Ownership     Class
-------------------------------------------------------------------------------------------
        Units of Limited        John A. Coseo, Jr.,
        Partnership Interest     a General Partner              10              .003%
                                                                --              ----
        Units of Limited        All General Partners as
        Partnership Interest     a group                        10              .003%
                                                                ==              ====

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1996 and 1995.


Form of Compensation and Entity Receiving               1996            1995
-----------------------------------------               ----            ----

Expense reimbursement - The Windsor Corporation         $90,300         $79,100
Cash distributions - The Windsor Corporation              6,000         $ 4,500


Item 13.  EXHIBITS AND REPORTS ON  8-K
          ----------------------------
          (a)     Exhibits and Index of Exhibits

                  (3) - Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 33-23183 and incorporated herein by reference.

                  (27) - Financial Data Schedule

          (b)     Reports on Form 8-K

                  There were no reports on Form 8-K filed during the last quarter of the period covered by this Form 10-KSB.


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 1997.


                WINDSOR PARK PROPERTIES 6
                A California Limited Partnership

                By: /s/  John A. Coseo, Jr.
                    -----------------------
                   JOHN A. COSEO, JR.
                   Individual General Partner


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title                                   Date
---------                       -----                                   ----
/s/ John A. Coseo, Jr.          General Partner and Chairman of the     March 26, 1997
---------------------
JOHN A. COSEO, JR.              Board of The Windsor Corporation
                                (Principal Executive Officer of The
                                Windsor Corporation)


/s/ Patricia A. Coseo           Director of The Windsor Corporation     March 26, 1997
---------------------
PATRICIA A. COSEO