Form 10QSB
period 1997-03-31
WINDSOR PARK PROPERTIES 6
filed 1997-05-13
CIK 836393

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     March 31, 1997
                                    -------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



   For the transition period from ___________________ to ___________________


                    Commission file number     0-17576
                                           ---------------


          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         California                                      33-0299846
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


          120 W. Grand Avenue, Suite 202, Escondido, California 92025
       -----------------------------------------------------------------
                    (Address of principal executive offices)

                                (619) 746-2411
            ------------------------------------------------------
                          (Issuer's telephone number)


  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  (_)

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


          SIGNATURE

                           WINDSOR PARK PROPERTIES 6
                      ----------------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                             March 31,1997
                                             --------------
ASSETS
------

Property held for investment:
  Land                                       $      508,800
  Buildings and improvements                      3,406,300
  Fixtures and equipment                             31,100
                                             --------------

                                                  3,946,200
Less accumulated depreciation                    (1,310,500)
                                             --------------

                                                  2,635,700

Investments in joint ventures                     5,442,000
Cash and cash equivalents                           396,900
Deferred financing costs                             57,200
Other assets                                         40,700
                                             --------------

                                             $    8,572,500
                                             ==============


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                      $    1,340,000
  Accounts payable                                    2,200
  Accrued expenses                                   49,600
  Tenant deposits and other liabilities              46,700
                                             --------------

                                                  1,438,500
                                             --------------

Partners' equity:
  Limited partners                                7,124,600
  General partners                                    9,400
                                             --------------

                                                  7,134,000
                                             --------------

                                             $    8,572,500
                                             ==============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                          Three Months Ended March 31,
                                          ----------------------------

                                               1997           1996
                                          --------------   -----------
REVENUES
--------

Rent and utilities                           $   148,800   $   135,600
Equity in earnings of joint ventures              63,000        71,400
Interest                                           3,800         6,800
Other                                              6,400         8,200
                                          --------------   -----------

                                                 222,000       222,000
                                          --------------   -----------

COSTS AND EXPENSES
------------------

Property operating                                69,200        68,400
Depreciation and amortization                     44,600        43,100
Interest                                          31,200        30,700
General and administrative:
  Related parties                                 20,400        19,100
  Other                                           13,300        11,200
                                          --------------   -----------

                                                 178,700       172,500
                                          --------------   -----------

Net income                                   $    43,300   $    49,500
                                          ==============   ===========

Net income  - general partners               $       400   $       500
                                          ==============   ===========

Net income - limited partners                $    42,900   $    49,000
                                          ==============   ===========

Net income per limited partnership unit      $      0.15   $      0.16
                                          ==============   ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                               1997           1996
                                                          ------------    ------------
Cash flows from operating activities:
  Net income                                              $     43,300    $     49,500
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                               44,600          43,100
    Equity in earnings of joint ventures                       (63,000)        (71,400)
    Joint ventures' cash distributions                          63,000          71,400
    Amortization of deferred financing costs                     2,600           2,600
    Gain on sale of property held for investment                  (500)

  Changes in operating assets and liabilities:
    Other assets                                                   300           9,400
    Accounts payable                                            (3,900)         (6,400)
    Accrued expenses                                             2,800           1,800
    Tenant deposits and other liabilities                       (1,300)        (11,400)
                                                          ------------    ------------

Net cash provided by operating activities                       87,900          88,600
                                                          ------------    ------------

Cash flows from investing activities:
  Joint ventures' cash distributions                           101,300          64,600
  Increase in property held for investment                     (11,300)         (3,700)
  Proceeds from sale of property held for investment               500
                                                          ------------    ------------
Net cash provided by investing activities                       90,500          60,900
                                                          ------------    ------------

Cash flows from financing activities:
  Cash distributions                                          (303,000)       (303,000)
  Repurchase of limited partnership units                       (8,700)           (900)
                                                          ------------    ------------

Net cash used in financing activities                         (311,700)       (303,900)
                                                          ------------    ------------

Net decrease in cash and cash equivalents                     (133,300)       (154,400)

Cash and cash equivalents at beginning of period               530,200         652,900
                                                          ------------    ------------

Cash and cash equivalents at end of period                $    396,900    $    498,500
                                                          ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                           $     28,600    $     28,900
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

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1997 and the related statements of operations and of cash flows for the three months ended March 31, 1997 and 1996 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of interests in five manufactured home communities. The combined condensed results of operations of the joint venture properties for the three months ended March 31, 1997 and 1996 follows:

                                1997            1996
                           -------------   -------------
      Total revenues       $   1,376,100   $   1,357,500
                           -------------   -------------
      Expenses:
      Property operating         639,200         608,500
      Interest                   363,900         362,100
      Depreciation               215,000         208,200
                           -------------   -------------

                               1,218,100       1,178,800
                           -------------   -------------

      Net income           $     158,000   $     178,700
                           =============   =============

NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1997 and 1996 was 295,514 and 297,109, respectively.

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

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $23,700 and $21,600 for such costs during the three months ended March 31, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
-----------------

The General Partners receive 1% of cash distributions from the sale or refinancing of investment properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus a 9% cumulative, non-compounded annual return.

The General Partners generally receive 1% of profits and losses from the sale of Partnership properties. However, if applicable, profits on sale will first be allocated 100% to the General Partners to the extent of their negative capital account.

During both the three months ended March 31, 1997 and 1996, the General Partners received cash distributions of $3,000.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1997 and 1996 follows:

                                  1997                     1996
                         ----------------------   -----------------------

                                           Per                     Per
                           Amount          Unit      Amount        Unit
                         -----------       ----    ----------      ----
Net income
 - Limited Partners       $   42,900    $  0.15    $   49,000    $   0.16
Return of capital            257,100       0.87       251,000        0.85
                          ----------    -------    ----------    --------

                          $  300,000    $  1.02    $  300,000    $   1.01
                          ==========    =======    ==========    ========

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
------------------------------

March 31, 1997 as compared to December 31, 1996
-----------------------------------------------

The Partnership's primary sources of cash during the three months ended March 31, 1997 were from the operations of its investment properties and cash distributions from joint ventures. The primary use of cash during the same period was for cash distributions to partners.

There has been no significant change in the financial condition of the Partnership since December 31, 1996. Partners' equity decreased from $7,402,400 at December 31, 1996 to $7,134,000 at March 31, 1997 due to cash distributions of $303,000 and repurchased limited partnership units of $8,700, exceeding net income of $43,300.

At March 31, 1997, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $7,714,700, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.6% at March 31, 1997.

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

Results of Operations
---------------------

Three months ended March 31, 1997 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1996
----

The Partnership realized net income of $43,300 and $49,500 for the three months ended March 31, 1997 and 1996, respectively. Net income per limited partnership unit was $0.15 in 1997 and $0.16 in 1996.

Rent and utilities revenues increased from $135,600 in 1996 to $148,800 in 1997. The overall occupancy level of the Partnership's two wholly-owned properties increased from 93% at March 31, 1996 to 96% at March 31, 1997. Recent rent increases implemented include $8 per month at Chisholm Creek effective June 1996 and $14 per month at Circle K effective May 1996.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures decreased from $71,400 in 1996 to $63,000 in 1997. The overall occupancy of the Partnership's five joint venture properties was 93% at March 31, 1997, compared to 94% at March 31, 1996. The slight overall decrease in occupancy is due to the Carefree Village community in Tampa, which lost occupancy due to aggressive competition in the market. The property has upgraded its amenity package and is offering an aggressive promotional package of its own in order to maintain and improve occupancy. Recent rent increases implemented include $8 per month at Town and Country effective May 1996, $9 and $12 per month at Winter Haven and Rancho Margate, respectively, effective January 1997, and $5 per month at Carefree effective September 1996.

Interest income decreased from $6,800 in 1996 to $3,800 in 1997 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses increased slightly from $68,400 in 1996 to $69,200 in 1997. Lower wage costs were offset by higher utilities and repairs and maintenance expenses.

Interest expense increased slightly from $30,700 in 1996 to $31,200 in 1997.

General and administrative expense increased from $30,300 in 1996 to $33,700 in 1997 due mainly to higher employee time charges from the General Partners.

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


                         WINDSOR PARK PROPERTIES 6,
                         A California Limited Partnership
                         ---------------------------------
                                    (Registrant)

                         By:  The Windsor Corporation, General Partner


                         By /s/  John A. Coseo, Jr.
                            -----------------------------
                           JOHN A. COSEO, JR.
                           Chief Financial Officer
                           (Principal Accounting Officer)


Date:  May 12, 1997