Form 10QSB
period 1997-06-30
WINDSOR PARK PROPERTIES 6
filed 1997-08-12
CIK 836393

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     June 30, 1997
                                    --------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



   For the transition period from ___________________ to ___________________


                 Commission file number   0-17576
                                       -------------------------

          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
     ------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


           California                                    33-0299846
----------------------------------          ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
-------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (760) 746-2411
-------------------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  (_)
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

         SIGNATURE

                           WINDSOR PARK PROPERTIES 6
                      ----------------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                              June 30, 1997
                                             --------------
ASSETS
------

Property held for investment:
  Land                                       $      508,800
  Buildings and improvements                      3,421,200
  Fixtures and equipment                             33,900
                                             --------------

                                                  3,963,900
Less accumulated depreciation                    (1,349,500)
                                             --------------

                                                  2,614,400

Investments in joint ventures                     5,401,000
Cash and cash equivalents                           473,600
Deferred financing costs                             54,600
Other assets                                         33,000
                                             --------------
                                             $    8,576,600
                                             ==============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                      $    1,340,000
  Accounts payable                                    4,400
  Accrued expenses                                   38,200
  Tenant deposits and other liabilities              44,800
                                             --------------

                                                  1,427,400
                                             --------------

Partners' equity:
  Limited partners                                7,139,400
  General partners                                    9,800
                                             --------------

                                                  7,149,200
                                             --------------

                                             $    8,576,600
                                             ==============

                See accompanying notes to financial statements.

                      WINDSOR PARK PROPERTIES 6
                  ----------------------------------
                  (A California Limited Partnership)
                       STATEMENTS OF OPERATIONS
                       ------------------------
                             (unaudited)

                                             Three Months Ended June 30,
                                             ---------------------------
                                                 1997           1996
                                             -----------     -----------
REVENUES
--------
Rent and utilities                           $   153,300     $   140,000
Equity in earnings of joint ventures              52,900          71,900
Interest                                           4,300           5,700
Other                                             10,800          11,800
                                             -----------     -----------

                                                 221,300         229,400
                                             -----------     -----------

COSTS AND EXPENSES
------------------

Property operating                                72,800          63,100
Depreciation and amortization                     44,500          43,700
Interest                                          32,100          30,900
General and administrative:
  Related parties                                 20,600          18,100
  Other                                           12,000          15,000
                                             -----------     -----------

                                                 182,000         170,800
                                             -----------     -----------

Net income                                   $    39,300     $    58,600
                                             ===========     ===========

Net income - general partners                $       400     $       600
                                             ===========     ===========

Net income - limited partners                $    38,900     $    58,000
                                             ===========     ===========

Net income per limited partnership unit      $      0.13     $      0.20
                                             ===========     ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                             Six Months Ended June 30,
                                             -------------------------
                                                1997          1996
                                             -----------   -----------
REVENUES
--------

Rent and utilities                           $   302,100   $   275,600
Equity in earnings of joint ventures             115,900       143,300
Interest                                           8,100        12,500
Other                                             17,200        20,000
                                             -----------   -----------

                                                 443,300       451,400
                                             -----------   -----------

COSTS AND EXPENSES
------------------

Property operating                               142,000       131,500
Depreciation and amortization                     89,100        86,800
Interest                                          63,300        61,600
General and administrative:
  Related parties                                 41,000        37,200
  Other                                           25,300        26,200
                                             -----------   -----------

                                                 360,700       343,300
                                             -----------   -----------

Net income                                   $    82,600   $   108,100
                                             ===========   ===========

Net income  - general partners               $       800   $     1,100
                                             ===========   ===========

Net income - limited partners                $    81,800   $   107,000
                                             ===========   ===========

Net income per limited partnership unit      $      0.28   $      0.36
                                             ===========   ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                           Six Months Ended June 30,
                                                          ----------------------------
                                                              1997            1996
                                                          ------------    ------------
Cash flows from operating activities:
  Net income                                              $     82,600    $    108,100
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                               89,100          86,800
    Equity in earnings of joint ventures                      (115,900)       (143,300)
    Joint ventures' cash distributions                         115,900         143,300
    Amortization of deferred financing costs                     5,200           5,200
    Gain on sale of property held for investment                (6,300)

    Changes in operating assets and liabilities:
      Other assets                                               8,000          16,300
      Accounts payable                                          (1,700)         (4,500)
      Accrued expenses                                          (8,600)        (10,000)
      Tenant deposits and other liabilities                     (3,200)        (18,300)
                                                          ------------    ------------

Net cash provided by operating activities                      165,100         183,600
                                                          ------------    ------------

Cash flows from investing activities:
  Joint ventures' cash distributions                           142,300         116,800
  Increase in property held for investment                     (34,500)        (16,000)
  Proceeds from sale of property held for investment             6,300
                                                          ------------    ------------

Net cash provided by investing activities                      114,100         100,800
                                                          ------------    ------------

Cash flows from financing activities:
  Cash distributions                                          (303,000)       (303,000)
  Repurchase of limited partnership units                      (32,800)         (7,600)
                                                          ------------    ------------

Net cash used in financing activities                         (335,800)       (310,600)
                                                          ------------    ------------

Net decrease in cash and cash equivalents                      (56,600)        (26,200)

Cash and cash equivalents at beginning of period               530,200         652,900
                                                          ------------    ------------

Cash and cash equivalents at end of period                $    473,600    $    626,700
                                                          ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                           $     57,700    $     56,900
                                                          ============    ============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                      ----------------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1997 and the related statements of operations for the three and six months ended June 30, 1997 and 1996 and the statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of interests in five manufactured home communities. The combined condensed results of operations of these properties for the six months ended June 30, 1997 and 1996 follows:


                                1997            1996
                           -------------   -------------
      Total revenues       $   2,742,100   $   2,708,300
                           -------------   -------------
      Expenses:
      Property operating       1,281,700       1,203,800
      Interest                   735,300         724,900
      Depreciation               432,500         418,000
                           -------------   -------------

                               2,449,500       2,346,700
                           -------------   -------------

      Net income           $     292,600   $     361,600
                           =============   =============


NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1997 was 294,622 and 295,067, respectively; and 296,815 and 296,960 for the three and six months ended June 30, 1996, respectively.

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

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $24,300 and $21,700 for such costs during the three months ended June 30, 1997 and 1996, respectively; and $48,000 and $43,300 during the six months ended June 30, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
-----------------

The General Partners receive 1% of cash distributions from the sale or refinancing of Partnership properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus a 9% cumulative, non-compounded annual return.

The General Partners generally receive 1% of profits and losses from the sale of Partnership properties. However, if applicable, profits on sale will first be allocated 100% to the General Partners to the extent of their negative capital account.

The General Partners received cash distributions of $3,000 during both the six months ended June 30, 1997 and 1996. The General Partners received no cash distributions during the three months ended June 30, 1997 and 1996.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1997 and 1996 follows:

                                  1997                     1996
                          ---------------------   -----------------------

                                         Per                       Per
                            Amount       Unit        Amount        Unit
                          ----------     ----      ----------      ----
Net income
 - limited partners       $   81,800    $  0.28    $  107,000    $   0.36
Return of capital            218,200       0.74       193,000        0.65
                          ----------    -------    ----------    --------

                          $  300,000    $  1.02    $  300,000    $   1.01
                          ==========    =======    ==========    ========

                           WINDSOR PARK PROPERTIES 6
                       ----------------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
------------------------------

June 30, 1997 as compared to December 31, 1996
----------------------------------------------

The Partnership's primary sources of cash during the six months ended June 30, 1997 were from the operations of its investment properties and cash distributions from joint ventures. The primary use of cash during the same period was for cash distributions to partners.

There has been no significant change in the financial condition of the Partnership since December 31, 1996. Partners' equity decreased from $7,402,400 at December 31, 1996 to $7,149,200 at June 30, 1997 due to cash distributions of $303,000 and repurchased limited partnership units of $32,800 exceeding net income of $82,600.

At June 30, 1997, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $7,709,600, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.9% at June 30, 1997.

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

Results of Operations
---------------------

Six months ended June 30, 1997 as compared to six months ended June 30, 1996
----------------------------------------------------------------------------

The Partnership realized net income of $82,600 and $108,100 for the six months ended June 30, 1997 and 1996, respectively. Net income per limited partnership unit was $0.28 in 1997 and $0.36 in 1996.

Rent and utilities revenues increased from $275,600 in 1996 to $302,100 in 1997. The overall occupancy level of the Partnership's two wholly-owned properties increased from 93% at June 30, 1996 to 97% at June 30, 1997. Recent rent increases implemented include $8 per month at Chisholm Creek effective both June 1997 and 1996; and $10 and $14 per month at Circle K effective May 1997 and 1996, respectively.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures decreased from $143,300 in 1996 to $115,900 in 1997. The decrease is due mainly to the Carefree Village community in Tampa, which lost occupancy due to aggressive competition in the local market. The property has upgraded its amenity package and is offering its own aggressive promotional package in order to maintain and improve occupancy. The overall occupancy of the Partnership's five joint venture properties was level at 93% at both June 30, 1997 and 1996. Recent rent increases implemented include $8 per month at Town and Country effective May 1996; $9 and $12 per month at Winter Haven and Rancho Margate, respectively, effective January 1997; and $5 per month at Carefree effective September 1996.

Interest income decreased from $12,500 in 1996 to $8,100 in 1997 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses increased from $131,500 in 1996 to $142,000 in 1997. The increase is due mainly to higher repairs and maintenance costs.

Interest expense increased from $61,600 in 1996 to $63,300 in 1997 due to slightly higher interest rates.

General and administrative expense increased from $63,400 in 1996 to $66,300 in 1997, due mainly to higher employee time charges from the General Partners.

Three months ended June 30, 1997 as compared to three months ended June 30, 1996
--------------------------------------------------------------------------------

The Partnership realized net income of $39,300 and $58,600 for the three months ended June 30, 1997 and 1996, respectively. Net income per limited partnership unit was $0.13 in 1997 and $0.20 in 1996.

Rent and utilities revenues increased from $140,000 in 1996 to $153,300 in 1997, for the reasons discussed previously.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures decreased from $71,900 in 1996 to $52,900 in 1997, for the reasons discussed previously.

Interest income decreased from $5,700 in 1996 to $4,300 in 1997 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses increased from $63,100 in 1996 to $72,800 in 1997 due mainly to higher repairs and maintenance costs.

Interest expense increased from $30,900 in 1996 to $32,100 in 1997 due to slightly higher interest rates.

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


                                   WINDSOR PARK PROPERTIES 6,
                                   A California Limited Partnership
                                   ---------------------------------
                                              (Registrant)

                                   By:  The Windsor Corporation, General Partner


                                   By /s/ John A. Coseo, Jr.
                                      -----------------------------------------
                                      JOHN A. COSEO, JR.
                                      Chief Financial Officer
                                      (Principal Accounting Officer)


Date:  August 11, 1997