Form 10QSB
period 1997-09-30
WINDSOR PARK PROPERTIES 6
filed 1997-11-14
CIK 836393

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


  For the quarterly period ended     September 30, 1997
                                 -------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


  For the transition period from ____________________ to ____________________


  Commission file number   0-17576
                         ------------


          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
     ------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


          California                                       33-0299846
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


               6430 S. Quebec Street, Englewood, Colorado  80111
--------------------------------------------------------------------------------
                    (Address of principal executive offices)



                                (303) 741-3707
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

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

          SIGNATURE

                          WINDSOR PARK PROPERTIES 6
                          -------------------------
                      (A California Limited Partnership)
                                BALANCE SHEET
                                -------------
                                 (unaudited)

                                                             September 30, 1997
                                                             ------------------
ASSETS
------

Property held for investment:
  Land                                                       $          508,800
  Buildings and improvements                                          3,422,400
  Fixtures and equipment                                                 33,900
                                                             ------------------
                                                                      3,965,100
Less accumulated depreciation                                        (1,394,800)
                                                             ------------------
                                                                      2,570,300

Investments in joint ventures                                         5,345,200
Cash and cash equivalents                                               289,600
Deferred financing costs                                                 52,000
Other assets                                                             37,000
                                                             ------------------
                                                             $        8,294,100
                                                             ==================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                                      $        1,340,000
  Accounts payable                                                        2,500
  Accrued expenses                                                       58,100
  Tenant deposits and other liabilities                                  37,300
                                                             ------------------
                                                                      1,437,900
                                                             ------------------
Partners' equity:
  Limited partners                                                    6,849,300
  General partners                                                        6,900
                                                             ------------------
                                                                      6,856,200
                                                             ------------------
                                                             $        8,294,100
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

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                            Three Months Ended September 30,
                                          ------------------------------------
                                                 1997               1996
                                          -----------------   ----------------
REVENUES
--------

Rent and utilities                        $        162,100    $        146,700
Equity in earnings of joint ventures                41,900              58,900
Interest                                             5,200               6,100
Other                                                4,200               6,000
                                          ----------------    ----------------
                                                   213,400             217,700
                                          ----------------    ----------------

COSTS AND EXPENSES
------------------

Property operating                                  92,600              75,400
Interest                                            31,800              31,300
Depreciation and amortization                       45,200              43,900
General and administrative:
  Related parties                                   17,900              18,500
  Other                                              8,200               8,300
                                          ----------------    ----------------
                                                   195,700             177,400
                                          ----------------    ----------------

Net income                                $         17,700    $         40,300
                                          ================    ================
Net income  - general partners            $            200    $            400
                                          ================    ================
Net income - limited partners             $         17,500    $         39,900
                                          ================    ================
Net income per limited partnership unit   $           0.06    $           0.13
                                          ================    ================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                               Nine Months Ended September 30,
                                            ------------------------------------
                                                  1997                 1996
                                            ---------------       --------------
REVENUES
--------

Rent and utilities                          $      464,200        $      422,300
Equity in earnings of joint ventures               157,800               202,200
Interest                                            13,300                18,600
Other                                               21,300                26,000
                                            --------------        --------------
                                                   656,600               669,100
                                            --------------        --------------
COSTS AND EXPENSES
------------------

Property operating                                 234,600               206,900
Interest                                            95,000                92,900
Depreciation and amortization                      134,300               130,700
General and administrative:
  Related parties                                   58,900                55,700
  Other                                             33,500                34,500
                                            --------------        --------------

                                                   556,300               520,700
                                            --------------        --------------
Net income                                  $      100,300        $      148,400
                                            ==============        ==============
Net income  - general partners              $        1,000        $        1,500
                                            ==============        ==============
Net income - limited partners               $       99,300        $      146,900
                                            ==============        ==============
Net income per limited partnership unit     $         0.33        $         0.49
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

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1997               1996
                                                 ------------        -----------
Cash flows from operating activities:
  Net income                                     $    100,300        $  148,400
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                     134,300           130,700
    Equity in earnings of joint ventures             (157,800)         (202,200)
    Joint ventures' cash distributions                157,800           202,200
    Amortization of deferred financing costs            7,800             7,800
    Gain on sale of property held for investment       (6,300)

Changes in operating assets and liabilities:
    Other assets                                        4,000            10,600
    Accounts payable                                   (3,600)           (5,400)
    Accrued expenses                                   11,300             1,600
    Tenant deposits and other liabilities             (10,700)          (16,700)
                                                 ------------        ----------
Net cash provided by operating activities             237,100           277,000
                                                 ------------        ----------
Cash flows from investing activities:
  Investment joint ventures                              (100)
  Joint ventures' cash distributions                  198,200           133,600
  Increase in property held for investment            (35,600)          (23,800)
  Proceeds from sale of property held for
   investment                                           6,300
                                                 ------------        ----------
Net cash provided by investing activities             168,800           109,800
                                                 ------------        ----------
Cash flows from financing activities:
  Cash distributions                                 (606,100)         (606,000)
  Repurchase of limited partnership units             (40,400)          (12,100)
                                                 ------------        ----------
Net cash used in financing activities                (646,500)         (618,100)
                                                 ------------        ----------
Net decrease in cash and cash equivalents            (240,600)         (231,300)

Cash and cash equivalents at beginning of
 period                                               530,200           652,900
                                                 ------------        ----------
Cash and cash equivalents at end of period       $    289,600        $  421,600
                                                 ============        ==========
Supplemental disclosure of cash flow
information:
  Cash paid during the period for:
     Interest (none capitalized)                 $     87,000        $   85,600
                                                 ============        ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1997 and the related statements of operations for the three and nine months ended September 30, 1997 and 1996 and the statements of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of interests in five manufactured home communities. The combined condensed results of operations of these properties for the nine months ended September 30, 1997 and 1996 follows:

                                              1997                 1996
                                         --------------       --------------
    Total revenues                       $    4,109,600       $    4,044,900
                                         --------------       --------------
    Expenses:
    Property operating                        1,918,300            1,810,900
    Interest                                  1,106,500            1,090,600
    Depreciation                                650,100              629,300
                                         --------------       --------------
                                              3,674,900            3,530,800
                                         --------------       --------------
    Net income                           $      434,700       $      514,100
                                         ==============       ==============


NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1997 was 294,840 and 296,528, respectively; and 296,407 and 296,776 for the three and nine months ended September 30, 1996, respectively.

NOTE 4.  RELATED PARTY TRANSACTIONS
         --------------------------

The General Partners of the Partnership are The Windsor Corporation, a California corporation, and

                See accompanying notes to financial statements.

John A. Coseo, Jr. (In September, 1997, Chateau Communities, Inc. acquired 100% of the shares of The Windsor Corporation.)

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

The net profits, losses, and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $19,500 and $21,300 for such costs during the three months ended September 30, 1997 and 1996, respectively; and $68,600 and $64,600 during the nine months ended September 30, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

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

The General Partners received cash distributions of $6,000 during both the nine months ended September 30, 1997 and 1996. The General Partners received $3,000 in distributions during both the three months ended September 30, 1997 and 1996.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1997 and 1996 follows:

                                     1997                        1996
                            ---------------------      ----------------------
                                           Per                         Per
                            Amount         Unit          Amount        Unit
                            ------         ----          ------        ----
Net income
 - limited partners       $   99,300      $  0.33      $  146,900     $  0.49
Return of capital            500,700         1.69         453,100        1.53
                          ----------      -------      ----------     -------
                          $  600,000      $  2.02      $  600,000     $  2.02
                          ==========      =======      ==========     =======

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               ------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
------------------------------

September 30, 1997 as compared to December 31, 1996
---------------------------------------------------

The Partnership's primary sources of cash during the nine months ended September 30, 1997 were from the operations of its investment properties and cash distributions from joint ventures. The primary use of cash during the same period was for cash distributions to partners.

There has been no significant change in the financial condition of the Partnership since December 31, 1996. Partners' equity decreased from $7,402,400 at December 31, 1996 to $6,887,800 at September 30, 1997 due to cash distributions of $606,100 and repurchased limited partnership units of $40,400 exceeding net income of $131,900.

At September 30, 1997, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $7,705,600, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.9% at September 30, 1997.

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

Results of Operations
---------------------

Nine months ended September 30, 1997 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1996
--------

The Partnership realized net income of $100,300 and $148,400 for the nine months ended September 30, 1997 and 1996, respectively. Net income per limited partnership unit was $0.34 in 1997 and $0.49 in 1996.

Rent and utilities revenues increased from $422,300 in 1996 to $464,200 in 1997. The overall occupancy level of the Partnership's two wholly-owned properties increased from 94% at September 30, 1996 to 99% at September 30, 1997. Recent rent increases implemented include $8 per month at Chisholm Creek effective both September 1997 and 1996; and $10 and $14 per month at Circle K effective May 1997 and 1996, respectively.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures decreased from $202,200 in 1996 to $157,800 in 1997. The decrease is due mainly to the Carefree Village community in Tampa, which lost occupancy due to aggressive competition in the local market. The property has upgraded its amenity package and is offering its own aggressive promotional package in order to maintain and improve occupancy. The overall occupancy of the Partnership's five joint venture properties was level at 93% at both September 30, 1997 and 1996. Recent rent increases implemented include $8 per month at Town and Country effective May 1996; $9 and $12 per month at Winter Haven and Rancho

Margate, respectively, effective January 1997; and $5 per month at Carefree effective September 1996.

Interest income decreased from $18,600 in 1996 to $13,300 in 1997 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses increased from $206,900 in 1996 to $234,600 in 1997. The increase is due mainly to higher repairs and maintenance costs.

Interest expense increased from $92,900 in 1996 to $95,000 in 1997 due to slightly higher interest rates.

General and administrative expense increased from $90,200 in 1996 to $92,400 in 1997, due mainly to higher employee time charges from the General Partners.


Three months ended September 30, 1997 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1996
------------------

The Partnership realized net income of $17,700 and $40,300 for the three months ended September 30, 1997 and 1996, respectively. Net income per limited partnership unit was $0.06 in 1997 and $0.13 in 1996.

Rent and utilities revenues increased from $146,700 in 1996 to $162,100 in 1997, for the reasons discussed previously.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures increased from $58,900 in 1996 to $41,900 in 1997, for the reasons discussed previously.

Interest income decreased from $6,100 in 1996 to $5,200 in 1997 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses increased from $75,400 in 1996 to $92,600 in 1997 due mainly to higher repairs and maintenance costs.

Interest expense increased from $31,300 in 1996 to $31,800 in 1997 due to slightly higher interest rates.

                                 PART II
                                 -------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)  Exhibits and Index of Exhibits

              (27)  Financial Data Schedule

     (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the period covered by this Form 10QSB

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


                       WINDSOR PARK PROPERTIES 6,
                       A California Limited Partnership
                       ---------------------------------
                                 (Registrant)

                       By:  The Windsor Corporation, General Partner


                       By /s/ Steven G. Waite
                          ------------------------------
                          STEVEN G. WAITE
                          President

Date:  November 14, 1997