Form 10KSB40
period 1997-12-31
WINDSOR PARK PROPERTIES 6
filed 1998-03-31
CIK 836393

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from           to
                               --------     --------

Commission file number 0-17576

           WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
           -----------------------------------------------------------
              (Exact name of small business issuer in its charter)


          California                                    33-0299846
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               6430 South Quebec Street, Englewood, Colorado 80111
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number:   (303) 741-3707

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

         State issuer's revenues for its most recent fiscal year:  $881,400

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                     PART I

                                                                                    Page
                                                                                    ----
Item 1.      Description of Business                                                  3

Item 2.      Description of Properties                                                4

Item 3.      Legal Proceedings                                                        6

Item 4.      Submission of Matters to a Vote of Security Holders                      6

                                     PART II

Item 5.      Market for the Partnership's Units and Related Security Holder
             Matters                                                                  6

Item 6.      Management's Discussion and Analysis                                     6

Item 7.      Financial Statements                                                     9

Item 8.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                    22

                                    PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of The Exchange Act                       22

Item 10.     Executive Compensation                                                  23

Item 11.     Security Ownership of Certain Beneficial Owners and Management          23

Item 12.     Certain Relationships and Related Transactions                          24

Item 13.     Exhibits and Reports on Form 8-K                                        25

             SIGNATURES                                                              26


                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

Business Development

Windsor Park Properties 6, a California Limited Partnership (the Partnership), was formed in June 1988 pursuant to the provisions of the California Uniform Limited Partnership Act. The General Partners of the Partnership are The Windsor Corporation, a California corporation, ("The Windsor Corporation") and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc. (Chateau), a publicly held real estate investment trust, purchased all of the outstanding capital stock of The Windsor Corporation for 101,239 common shares of Chateau, and $750,000 in cash. Following the purchase of The Windsor Corporation Chateau appointed a new Board of Directors and elected Steven G. Waite as the President of The Windsor Corporation. The Partnership term is set to expire in December 1999; however, the Partnership may either be dissolved or liquidated earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of Limited Partners.

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

The Partnership owns interests in the following manufactured home communities at December 31, 1997:


                                        Date
Name of Property                      Ownership %        Acquired                 Location
----------------                      -----------        --------                 --------
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

The above described ownership interests, where the partnership owns less than 100% of a property, consist of ownership interests in joint ventures or limited partnerships that own one or more manufactured home communities.

No further property financings or investment property acquisitions are planned by the General Partners.

The overall occupancy of the Partnership's seven communities was approximately 95% at December 31, 1997. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy.

Business of Issuer

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

The Partnership has no employees. Partnership administrative services are provided by The Windsor Corporation, which is reimbursed for costs incurred on behalf of the Partnership. Chateau Communities, Inc. employs all of the properties' on-site personnel and is reimbursed by the Partnership for all such costs.

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


                                             Town and
                                              Country       Garden Walk
                                              -------       -----------    Circle K
                                              Estates        Palm Beach    --------
                                              Tucson,        Gardens,      Las Vegas,
Location                                      Arizona        Florida       Nevada
-------------------------------------------------------------------------------------
Percentage of Ownership                             58%            31%           100%
Date Acquired                                     1/89           8/95           5/89
Acreage                                             38             71              5
Number of Spaces                                   320            484             59
Monthly Rents (1)                           $      202     $      351     $      285
Occupancy Level:
  December 31, 1997                                 96%            90%           100%
Real Estate Taxes                           $   31,700     $  255,100     $    5,800
Federal Tax Basis (3)                       $2,070,400     $2,703,900     $  690,800
Mortgage Information:
  Balance payable                           $1,550,000     $5,700,000     $1,340,000
  Interest rate                                   8.97%          8.97%          8.97%
  Amortization period                             --             --             --
  Maturity date                                   9/02           8/02           9/02
  Balance due at maturity                   $1,550,000     $5,700,000     $1,340,000


                                                             Rancho         Chisholm
                                           Winter Haven      Margate         Creek
                                           ------------      -------         -----
                                           Winter Haven,     Margate,       Wichita,
Location                                     Florida         Florida         Kansas
-------------------------------------------------------------------------------------
Percentage of Ownership                             41%            41%           100%
Date Acquired                                    10/95           9/95           7/89
Acreage                                             30             29             45
Number of Spaces                                   238            245            251
Monthly Rents (1)                           $      220     $      363     $      155
Occupancy Level:
  December 31, 1997                                 99%            96%           100%
Real Estate Taxes                           $   35,600     $  144,800     $   27,800
Federal Tax Basis (3)                       $1,252,300     $2,621,500     $1,550,200
Mortgage Information:
  Balance payable                           $1,610,300     $3,663,600             (2)
  Interest rate                                   9.29%          9.29%            (2)
  Amortization period                           30 yr.         30 yr.             (2)
  Maturity date                                   6/23           7/23             (2)
  Balance due at maturity                   $        0     $        0             (2)



                                             Carefree
                                             Village
                                              Tampa,
Location                                     Florida
-------------------------------------------------------
Percentage of Ownership                             44%
Date Acquired                                     7/90
Acreage                                             58
Number of Spaces                                   406
Monthly Rents (1)                           $      263
Occupancy Level:
  December 31, 1997                                 86%
Real Estate Taxes                           $  125,200
Federal Tax Basis (3)                       $2,343,600
Mortgage Information:
  Balance payable                           $3,479,800
  Interest rate                                   8.97%
  Amortization period                             --
  Maturity date                                   6/02
  Balance due at maturity                   $3,479,800

(1)      Average rental rates in effect on December 31, 1997.

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

                                     PART II


Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

A public market for the Partnership's units does not exist and is not likely to develop. As of December 31, 1997, there were approximately 3,700 persons holding an aggregate of 293,287 Units.

Cash distributions paid to limited partners since December 31, 1995 are as follows:


                                       Per $1,000
Date Paid           Amount (1)         Invested (2)
---------           ----------         ------------
August 1997           $300,000               $10.02
February 1997         $300,000               $10.02

August 1996           $300,000               $10.02
February 1996         $300,000               $10.02

(1)      Amounts exclude General Partner participation.

(2)      Computed based on $29,932,500 original investment.

Cash distributions paid to the General Partners since December 31, 1995 were $12,100. The General Partners expect that the Partnership will make cash distributions on a semi-annual basis in the future.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Annual Report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the partnership or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Liquidity and Capital Resources

The Partnership's primary sources of cash during the years ended December 31, 1997 and 1996 were from the operations of its investment properties, cash distributions from joint ventures and proceeds from a mortgage note payable. The primary uses of cash during the same period were for investments in joint ventures, debt service and cash distributions to partners.

At December 31, 1997, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $7,699,400, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 9.1% at December 31, 1997.

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

Results of Operations

Net income for the years ended December 31, 1997 and 1996 was $138,400 and $187,600, respectively. Net income per limited partnership unit was $0.47 in 1997 and $0.63 in 1996.

Rent and utilities revenues increased from $571,200 in 1996 to $630,800 in 1997. The overall occupancy of the Partnership's two wholly owned properties increased from 95% at December 31, 1996 to 100% at December 31, 1997. In addition, rent increases of $10 and $8 per month were implemented at Circle K in May 1997 and at Chisholm Creek in June 1997, respectively.

Equity in earnings of joint ventures represents the Partnership's share of the net income of the Carefree Village, Town and Country Estates, Garden Walk, Rancho Margate and Winter Haven manufactured home communities. Equity in earnings of joint ventures decreased from $250,700 in 1996, to $208,500 in 1997. The decrease is attributable to the losses incurred at Carefree Village. The overall occupancy of the Partnership's five joint venture properties was 93% at December 31, 1997 comparable to 93% at December 31, 1996. Recent rent increases include $9 and $10 at Winterhaven in 1997 and 1996 respectively, and $12 and $13 at Rancho Margate respectively.

Property operating costs increased from $276,600 in 1996 to $329,200 in 1997 due to increased costs at Chisholm Creek.

Interest expense remained relatively flat at December 1997 from the same period in 1996.

General and administrative expenses decreased from $120,600 in 1996 to $107,100 in 1997.

New Accounting Standards

In 1997, the Partnership adopted SFAS No. 128, "Earnings Per Share." This accounting standard specifies new computation, presentation and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 had no effect on the per unit results reported.

Year 2000 Compliance

The Partnership is currently engaged in a review with its software vendors to ensure all systems are modified for year 2000 compliance. Since all systems are owned and maintained by third party vendors, the Partnership believes that the additional cost for compliance will not be material to future results of operations, financial condition or cash flows of the Partnership.

Item 7.  FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report:


                                                                    Page
                                                                    ----
Report of Independent Accountants                                    10

Balance Sheet as of December 31, 1997                                12

Statements of Operations for the years ended
 December 31, 1997 and 1996                                          13

Statements of Partners' Equity for the years
 ended December 31, 1997 and 1996                                    14

Statements of Cash Flows for the years ended
 December 31, 1997 and 1996                                          15

Notes to Financial Statements                                        16

REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners
Windsor Park Properties 6
(A California Limited Partnership)
Englewood, Colorado



We have audited the accompanying balance sheet of Windsor Park Properties 6, a California Limited Partnership, (the Partnership) as of December 31, 1997 and the related statements of operations, partners' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Park Properties 6 as of December 31, 1997 and the results of its operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.

Denver, Colorado
March 30, 1998

INDEPENDENT AUDITORS' REPORT



The Partners
Windsor Park Properties 6
(A California Limited Partnership)
Escondido, California



We have audited the accompanying statements of operations, partners' equity and cash flows of Windsor Park Properties 6 (the Partnership) for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations of Windsor Park Properties 6 and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Costa Mesa, California
February 28, 1997

                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                                  BALANCE SHEET



                                                              December 31, 1997
ASSETS

Property held for investment, net                             $        2,527,800
Investments in joint ventures and limited partnerships                 5,364,900
Cash and cash equivalents                                                359,300
Deferred financing costs, net                                             49,400
Other assets                                                              33,300
                                                              ------------------
Total Assets                                                  $        8,334,700
                                                              ==================

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Mortgage note payable                                       $        1,340,000
  Accounts payable                                                         5,400
  Accrued expenses                                                        37,700
  Tenant deposits and other liabilities                                   35,600
   Due to General Partners and affiliates                                 29,700
                                                              ------------------
Total Liabilities                                                      1,448,400
                                                              ------------------
Partners' equity:
  Limited partners                                                     6,879,000
  General partners                                                         7,300
                                                               -----------------
                                                                       6,886,300
                                                               -----------------
Total Liabilities and Partners' Equity                         $       8,334,700
                                                               =================


                 See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS



                                                            For The Year Ended December 31,
                                                            -------------------------------

                                                                 1997             1996
                                                            -------------    --------------
REVENUES

Rent and utilities                                          $     630,800    $      571,200
Equity in earnings of joint ventures and
  limited partnerships                                            208,500           250,700
Interest                                                           16,900            23,700
Other                                                              25,200            38,000
                                                            -------------    --------------
                                                                  881,400           883,600
                                                            -------------    --------------


COSTS AND EXPENSES

Property operating                                                329,200           276,600
Depreciation and amortization                                     179,500           174,700
Interest                                                          127,200           124,100
General and administrative:
  Related parties                                                  67,900            77,500
  Other                                                            39,200            43,100
                                                            -------------    --------------
                                                                  743,000           696,000
                                                            -------------    --------------
Net income                                                  $     138,400    $      187,600
                                                            =============    ==============
Net income - general partners                               $       1,400    $        1,900
                                                            =============    ==============
Net income - limited partners                               $     137,000    $      185,700
                                                            =============    ==============
Basic and dilutive earnings per limited partnership unit    $         .47    $         0.63
                                                            =============    ==============

                 See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                         General Partners  Limited Partners      Total
                                         ----------------  ----------------   -----------
Balance at December 31, 1995                $ 16,100       $ 7,825,100        $ 7,841,200

Cash distributions                            (6,000)         (600,000)          (606,000)

Net income                                     1,900           185,700            187,600

Repurchase of limited partnership
  Units                                                        (20,400)           (20,400)
                                            --------       -----------        -----------
Balance at December 31, 1996                  12,000         7,390,400          7,402,400
                                            --------       -----------        -----------
Cash distributions                            (6,100)         (600,000)          (606,100)

Net income                                     1,400           137,000            138,400

Repurchase of limited partnership
  Units                                                        (48,400)           (48,400)
                                            --------       -----------        -----------
Balance at December 31, 1997                $  7,300       $ 6,879,000        $ 6,886,300
                                            ========       ===========        ===========


                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS


                                                              For The Year Ended December 31,
                                                              -------------------------------
                                                                   1997               1996
                                                              -------------     -------------
Cash flows from operating activities:
 Net income                                                   $     138,400     $     187,600
  Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation and amortization                                179,500           174,700
       Equity in earnings of joint ventures and
          limited partnerships                                     (208,500)         (250,700)
       Joint ventures' and limited partnerships'
          cash distributions                                        208,500           250,700
       Amortization of deferred financing costs                      10,400            10,400
       Gain on sale of property held for investment                  (6,300)

Changes in operating assets and liabilities:
   Other assets                                                       7,700            20,100
   Accounts payable                                                    (700)           (2,400)
   Accrued expenses                                                  (9,100)           (1,400)
   Due to General Partners and affiliates                            29,700
   Tenant deposits and other liabilities                            (12,400)          (22,200)
                                                              -------------     -------------
Net cash provided by operating activities                           337,200           366,800
                                                              -------------     -------------

Cash flows from investing activities:
  Joint ventures' and limited partnerships'
       cash distributions                                           207,500           162,100
  Increase in property held for investment                          (38,400)          (25,000)
  Proceeds from sale of property                                      6,300
  Investment in joint venture and limited partnerships              (29,000)
                                                              -------------     -------------
Net cash provided by investing activities                           146,400           137,100
                                                              -------------     -------------

Cash flows from financing activities:
   Cash distributions                                              (606,100)         (606,000)
   Repurchase of limited partnership units                          (48,400)          (20,400)
   Payment of deferred financing costs                                 --                (200)

Net cash (used in) provided by financing activities                (654,500)         (626,600)
                                                              -------------     -------------

Net (decrease) increase in cash and cash equivalents               (170,900)         (122,700)

Cash and cash equivalents at beginning of year                      530,200           652,900
                                                              -------------     -------------
Cash and cash equivalents at end of year                      $     359,300     $     530,200
                                                              =============     =============
Supplemental disclosure of cash flow information:
  Cash paid during the year for
    Interest (none capitalized)                               $     126,200     $     114,200
                                                              =============     =============

                 See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership

Windsor Park Properties 6, A California Limited Partnership (the Partnership), was formed in June 1988 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation ("TWC"), a California corporation, and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc. (Chateau), a publicly held real estate investment trust, purchased 100 percent of the shares of the Windsor Corporation.

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

The following is a summary of the Partnership's significant accounting policies:

Property Held for Investment

Property held for investment is recorded at the lower of cost or net realizable value and depreciated over various estimated useful lives (buildings and improvements - 5 to 20 years; fixtures and equipment - 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

In 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of." SFAS 121 requires that longlived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The adoption of SFAS 121 had no effect on reported results in 1996.

For the years ended December 31, 1997 and 1996, permanent impairment conditions did not exist at the Partnership's property.

Investments in Joint Ventures and Limited Partnerships

The investments in joint ventures are accounted for utilizing the equity method as the properties are subject to joint control requiring approval or mutual agreement of the investees. The investment in Limited Partnerships is also accounted for utilizing the equity method as the Limited Partners have significant rights.

Financing Costs

Financing costs are amortized to interest expense over the life of the note utilizing a method which approximates the effective interest method.

Income Taxes

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Basic and Dilutive Earnings per Limited Partnership Unit

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated, which is the same as income available, to the Limited Partners. Basic and dilutive earnings per limited partnership unit are the same, as the Partnership has no dilutive securities. The weighted average number of limited partnership units outstanding during the years ended December 31, 1997 and 1996 was 294,382 and 296,583, respectively.

In 1997, the Partnership adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This accounting standard specifies new computation, presentation, and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 had no effect on the per unit results previously reported.

Statements of Cash Flows

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

Revenue Recognition

Rental income is recognized when earned and due from residents. The leases entered into by residents for the rental of a site are generally for terms not longer than one year and renewable upon the consent of both parties or, in some instances, as provided by statute.

NOTE 2. PARTNERSHIP AGREEMENT

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1997 and 1996 was 293,287 and 295,791, respectively, which represented capital contributions of $29,328,700 and $29,579,100, respectively. During the years ended December 31, 1997 and 1996, the Partnership repurchased 2,474 units and 1,328 units, respectively, for $48,400 and $20,400, respectively. The General Partners owned 10 units at both December 31, 1997 and 1996.

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage

The profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses TWC for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $77,500 and $90,300 for such costs during the years ended December 31, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations. As of December 31, 1997, the partnership owed TWC $9,000.

Liquidation Stage

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

During the years ended December 31, 1997 and 1996, the General Partners received cash distributions of $6,000 and $6,100, respectively.

NOTE 3.  PROPERTY HELD FOR INVESTMENT

Property held for investment consists of two manufactured home communities summarized as follows:


               Name of Property          Date Acquired           Location
               ----------------          -------------           --------
               Circle K                  May 19, 1989            Las Vegas, Nevada
               Chisholm Creek            July 27, 1989           Wichita, Kansas




                                                       December 31, 1997
                                                       -----------------

          Land                                         $         508,800
          Buildings and improvements                           3,425,100
          Fixtures and equipment                                  33,900
                                                       -----------------

                                                               3,967,800
          Less accumulated depreciation                       (1,440,000)
                                                       -----------------
                                                       $       2,527,800
                                                       =================


NOTE 4.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

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

The combined condensed financial position and results of operations of the joint ventures and limited partnerships are as follows:



Financial Position                              December 31, 1997
                                           ------------------------

Property held for investment, net           $            27,920,700
Cash                                                        335,300
Other assets                                                664,000
                                            -----------------------

  Total assets                              $            28,920,000
                                            =======================

Mortgage notes payable                      $            16,003,700
Accounts payable                                             54,700
Other liabilities                                            98,600
                                            -----------------------
  Total liabilities                                      16,157,000

Partners' equity                                         12,763,000
                                            -----------------------
                                            $            28,920,000
                                            =======================





                                                 For The Year Ended December 31,
                                                 -------------------------------
Results of Operations                                 1997             1996
                                                 -----------     ---------------
Property revenues                                $ 5,481,700     $     5,406,400
                                                 -----------     ---------------
Expenses:
  Property operating                               2,590,600           2,468,600
  Interest                                         1,480,300           1,454,900
  Depreciation                                       867,600             843,900
                                                 -----------     ---------------
                                                   4,938,500           4,767,400
                                                 -----------     ---------------
Net income                                       $   543,200     $       639,000
                                                 ===========     ===============


NOTE 5.  MORTGAGE NOTE PAYABLE

In September 1995, the Partnership obtained a $1,340,000 mortgage loan collateralized by the Chisholm Creek and Circle K communities. The loan is payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95% (8.97% at December 31, 1997) and is due in September 2002.

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the Limited Partners for the years ended December 31, 1997 and 1996 follows:


                                                       1997                       1996
                                            ------------------------    ------------------------
                                                              Per                         Per
                                               Amount         Unit         Amount         Unit
                                               ------         ----         ------         ----
Net income
 - Limited Partners                         $  137,000    $      .47    $  185,700    $     0.63
Return of capital                              463,000          1.57       414,300          1.39
                                            ----------    ----------    ----------    ----------

                                            $  600,000    $     2.04    $  600,000    $     2.02
                                            ==========    ==========    ==========    ==========


NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash equivalents, receivables, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of the financial instruments. The mortgage note payable bears interest at a variable rate indexed to LIBOR; therefore, the General Partners believe the carrying value of the note approximates fair value.

NOTE 9.  CONTINGENCIES

The Partnership, as an owner of real estate, is subject to various environmental laws. Compliance by the Partnership with existing laws has not had a material effect on the results of operations, financial condition or cash flows of the Partnership, nor does management believe it will have a material impact in the future.

NOTE 10. RELATED PARTY TRANSACTIONS

Chateau and/or its predecessor have been providing property management services to the Partnership since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $32,300 and $29,200 for the years ended December 31, 1997 and 1996, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Partnership and then reimbursed by the Partnership. These amounts were $88,600 and $79,300 for the years ended December 31, 1997 and 1996, respectively.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements over accounting or financial disclosure with the independent accountants for the Partnership.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The general partners of the Partnership are The Windsor Corporation, and John A. Coseo, Jr.

In July 1994, The Windsor Corporation merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to The Windsor Corporation, hereafter, ("The Windsor Corporation").

These utilities were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Historically, they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of The Windsor Corporation do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is spent on matters unrelated to the Partnership.

The names, ages, and nature of the positions held by the directors and executive officers of The Windsor Corporation follow:


               Name                    Age         Office
         ------------------------    -------  ----------------------
         Steven G. Waite                43    President and Director
         Gary P. McDaniel               52    Director
         C.G. Kellogg                   54    Director


A brief background of the general partners, directors and certain executive officers of The Windsor Corporation follows.

Steven G. Waite (43) joined The Windsor Corporation in August 1997 as President. Since 1991, until his involvement with Windsor, Mr. Waite served as Vice President/General Manager of the Communities Division at Clayton Homes. He was responsible for the original start up of this division, and subsequently built it into a successful and profitable area of Clayton Homes, expanding from eight communities to 67 communities. In addition, Mr. Waite has over eight years of experience in the manufactured home community-lending arena. He earned a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration from the University of Alabama. Mr. Waite is active in the Manufactured Housing Institute.

Gary P. McDaniel (52), a director of The Windsor Corporation has been Chief Executive Officer and a director of Chateau Communities, Inc. ("Chateau") since February 1997. He served as the Chairman of the Board, President and Chief Executive Officer for ROC Communities, Inc., which was merged with Chateau in 1997. Since 1993, he has been an executive and shareholder of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972. Mr. McDaniel is also a Trustee of Windsor Real Estate Investment Trust 8; which is advised by The Windsor Corporation. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United States Air Force.

C.G. ("Jeff") Kellogg (54) has been President and a director of Chateau since its inception and was Chief Executive Officer of Chateau from its inception to February 1997. For the five years preceding the formation of Chateau, Mr. Kellogg was President and Chief Operating Officer of Chateau Estates. He is extremely active in local and national industry associations, often in leadership positions. Mr. Kellogg is a past President of the Michigan Manufactured Housing Association and served on the Manufactured Housing Institute's Community Operations Committee. He is a graduate of Michigan Technological University with a B.S. in Civil Engineering.

John A. Coseo, Jr. (58) the other general partner of the partnership was the founder of The Windsor Corporation in 1977 and has been actively involved in all facets of the manufactured housing business since that time. Mr. Coseo resigned from his position as a director and executive officer of The Windsor Corporation in 1997. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934.

Item 10.    EXECUTIVE COMPENSATION

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to John A. Coseo, Jr. or the directors or executive officers of The Windsor Corporation. Refer to Item 12 (Certain Relationships and Related Transactions) for cash distributions and expense reimbursements paid to The Windsor Corporation by the Partnership.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

         No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.

(b)  Security Ownership of Management

         The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and
         (ii) all General Partners as a group as of December 31, 1997:


                                                              Amount and Nature of    Percent of Class
Title of Class                  Beneficial Owner              Beneficial Ownership
-------------------------------------------------------------------------------------------------------

Units of Limited                John A. Coseo, Jr.,
  Partnership Interest            a General Partner                    10                  .003%
                                                                       --                  ----

Units of Limited                All General Partners as
  Partnership Interest            a group                              10                  .003%
                                                                       ==                  ====


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1997 and 1996.


Form of Compensation and Entity Receiving                   1997              1996
                                                            ----              ----
Expense reimbursement - The Windsor Corporation           $ 77,500                  $ 90,300
Cash distributions - The Windsor Corporation              $ 6,100                   $  6,000

Item 13.          EXHIBITS AND REPORTS ON  8-K

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 1998.


                                     WINDSOR PARK PROPERTIES 6
                                     A California Limited Partnership
                                     By: THE WINDSOR CORPORATION

                                     By: /s/  Steven G. Waite
                                         -------------------------------------
                                         STEVEN G. WAITE
                                         President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                             Title                                            Date
---------                             -----                                            ----
/s/ Steven G.  Waite                  President of the Windsor Corporation, a           March 31, 1998
-------------------------             general partner
STEVEN G. WAITE



/s/Gary P. McDaniel                     Director of the Windsor Corporation, a          March 31, 1998
-------------------------               general partner
GARY P. MCDANIEL



/s/C.G. Kellogg                         Director of the Windsor Corporation, a           March 31, 1998
-------------------------               general partner
C.G. KELLOGG



/s/John A. Coseo, Jr.                   General Partner                                  March 31, 1998
-------------------------
JOHN A. COSEO, JR.

                               INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
-----------              -----------
   (3)        -      Certificate and Agreement of Limited Partnership filed as
                     Exhibit A to Registration Statement No. 33-23183 and
                     incorporated herein by reference.

  (27)        -      Financial Data Schedule
