Form 10QSB
period 1998-03-31
WINDSOR PARK PROPERTIES 6
filed 1998-05-15
CIK 836393

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


               For the quarterly period ended  March 31, 1998
                                               --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



         For the transition period from           to
                                        ---------     ---------


                         Commission file number 0-17576
                                                -------

          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                     California                                              33-0299846
--------------------------------------------------------------     ---------------------------------
(State or other jurisdiction of incorporation or organization)     (IRS Employer Identification No.)


                6430 S. Quebec Street, Englewood, Colorado 80111
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 741-3707
                           ---------------------------
                           (Issuer's telephone number)



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                                TABLE OF CONTENTS

                                     PART I


                                                                              Page
                                                                              ----

Item 1.     Financial Statements                                               3

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                8

                                     PART II


Item 6.     Exhibits and Reports on Form 8-K                                   9


            SIGNATURE                                                         10



                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                                  BALANCE SHEET
                                   (unaudited)

                                                                 March 31, 1998
                                                                ---------------



ASSETS

Property held for investment:
  Land                                                          $       508,800
  Buildings and improvements                                          3,426,200
  Fixtures and equipment                                                 33,900
                                                                ---------------

                                                                      3,968,900
Less accumulated depreciation                                        (1,485,200)
                                                                ---------------

                                                                      2,483,700

Investments in joint ventures and limited partnerships                5,208,600
Cash and cash equivalents                                               332,300
Deferred financing costs                                                 46,700
Other assets                                                             28,300
                                                                ---------------

Total Assets                                                    $     8,099,600
                                                                ===============


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Mortgage note payable                                         $     1,340,000
  Accounts payable                                                        1,000
  Accrued expenses                                                       71,700
  Due to General Partner and affiliates                                  35,000
  Tenant deposits and other liabilities                                  15,000
                                                                ---------------

Total Liabilities                                                     1,462,700
                                                                ---------------

Partners' equity:
  Limited partners                                                    6,632,000
  General partners                                                        4,900
                                                                ---------------

                                                                      6,636,900
                                                                ---------------

Total Liabilities and Partner's Equity                          $     8,099,600
                                                                ===============



                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                   Three Months Ended March 31,
                                                                            ---------------------------------------

                                                                                1998                       1997
                                                                            ------------               ------------
REVENUES

Rent and utilities                                                          $    164,800               $    148,800
Equity in earnings of joint ventures and limited partnerships                     68,200                     63,000
Interest                                                                           4,700                      3,800
Other                                                                              3,900                      6,400
                                                                            ------------               ------------
                                                                                 241,600                    222,000
                                                                            ------------               ------------

COSTS AND EXPENSES

Property operating                                                                74,000                     69,200
Interest                                                                          32,100                     31,200
Depreciation and amortization                                                     45,200                     44,600
General and administrative:
  Related parties                                                                 10,600                     20,400
  Other                                                                           18,200                     13,300
                                                                            ------------               ------------
                                                                                 180,100                    178,700
                                                                            ------------               ------------
Net income                                                                  $     61,500               $     43,300
                                                                            ============               ============

Net income  - general partners                                              $        600               $        400
                                                                            ============               ============

Net income - limited partners                                               $     60,900               $     42,900
                                                                            ============               ============

Basic and dilutive earnings per limited partnership unit                    $       0.21               $       0.15
                                                                            ============               ============



                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                 Three Months Ended March 31,
                                                                           ----------------------------------------
                                                                                1998                        1997
                                                                           ------------                ------------
Cash flows from operating activities:
  Net income                                                               $     61,500                $     43,300
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                                45,200                      44,600
    Equity in earnings of joint ventures and limited
  partnerships                                                                  (68,200)                    (63,000)
    Joint ventures' and limited partnerships cash
  distributions                                                                  68,200                      63,000
    Amortization of deferred financing costs                                      2,700                       2,600
    Gain on sale of property held for investment                                      0                       (500)

    Changes in operating assets and liabilities:
      Other assets                                                                5,000                         300
      Accounts payable                                                           (4,400)                     (3,900)
      Due to General Partners and affiliates                                      5,300                           0
      Accrued expenses                                                           34,000                       2,800
      Tenant deposits and other liabilities                                    ( 20,600)                     (1,300)
                                                                           ------------                ------------

Net cash provided by operating activities                                       128,700                      87,900
                                                                           ------------                ------------

Cash flows from investing activities:
  Joint ventures'  and limited partnerships cash
 distributions                                                                  156,300                     101,300
  Increase in property held for investment                                       (1,100)                    (11,300)
  Proceeds from sale of property held for investment                                  0                         500
                                                                           ------------                ------------

Net cash provided by investing activities                                       155,200                      90,500
                                                                           ------------                ------------

Cash flows from financing activities:
  Cash distributions                                                           (296,700)                   (303,000)
  Repurchase of limited partnership units                                       (14,200)                     (8,700)
                                                                           ------------                ------------

Net cash used in financing activities                                          (310,900)                   (311,700)
                                                                           ------------                ------------

Net decrease in cash and cash equivalents                                       (27,000)                   (133,300)

Cash and cash equivalents at beginning of period                                359,300                     530,200
                                                                           ------------                ------------

Cash and cash equivalents at end of period                                 $    332,300                $    369,900
                                                                           ============                ============



                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  THE PARTNERSHIP

Windsor Park Properties 6, A California Limited Partnership (the "Partnership"), was formed in June 1988 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation ("TWC"), a California corporation, and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc. (Chateau), a publicly held real estate investment trust, purchased 100 percent of the shares of The Windsor Corporation.

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

NOTE 2.  BASIS OF PRESENTATION

The balance sheet at March 31, 1998 and the related statements of operations for the three months ended March 31, 1998 and 1997 and the statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on form 10-KSB for the year ended December 31, 1997.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities. The combined condensed results of operations of these properties for the three months ended March 31, 1998 and 1997 are as follows:


                                                    1998                         1997

   Total revenues                            $       1,401,300        $       1,376,100
   Expenses:
     Property operating                                639,900                  639,200
     Interest                                          373,300                  363,900
     Depreciation                                      217,500                  215,000
     General and administrative                          2,900                        0
                                             -----------------        -----------------
                                                     1,233,600                1,218,100
                                             -----------------        -----------------
   Net income                                $         167,700        $         158,000
                                             =================        =================

NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1998 and 1997 was 292,852 and 295,514, respectively.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1998 and 1997 follows:


                                                   1998                                  1997
                                    ------------------------------         -------------------------------

                                                            Per                                     Per
                                         Amount             Unit              Amount                Unit
                                         ------             ----              ------                ----
Net income
- limited partners                  $      60,900         $   0.20         $      42,900         $    0.15
Return of capital                         239,100             0.82               257,100              0.87
                                    -------------         --------         -------------         ---------
                                    $     300,000         $   1.02         $     300,000         $    1.02
                                    =============         ========         =============         =========


                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 1998 as compared to three months ended March 31,
1997

Results of Operations

The Partnership realized net income of $61,500 and $43,300 for the three months ended March 31, 1998 and 1997, respectively. Net income per limited partnership unit was $0.21 in 1998 and $0.15 in 1997.

Rent and utilities revenues increased from $148,800 in 1997 to $164,800 in 1998, due to $10 and $8 rent increases realized at Circle K and Chisholm Creek communities, respectively and increased occupancy at Chisholm Creek.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $63,000 in 1997 to $68,200 in 1998.

Interest income increased from $3,800 in 1997 to $4,700 in 1998 due mainly to higher cash balances maintained by the Partnership.

Property operating expenses increased from $69,200 in 1997 to $74,000 in 1998 due to higher utility costs.

Interest expense increased slightly from $31,200 in 1997 to $32,100 in 1998.

Changes in Financial Condition

The Partnership's primary sources of cash during the three months ended March 31, 1998 were from the operations of its investment properties and cash distributions from joint ventures. The primary use of cash during the same period was for cash distributions to partners.

At March 31, 1998, the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $7,699,400, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.9% at March 31, 1998.

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

                                     PART II

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibits and Index of Exhibits

                  (27)     Financial Data Schedule

      (b)Reports on Form 8-K

                  Form 8-K filed with the Commission on January 27, 1998. Form 8-K/A filed with the Commission on February 3, 1998.

                                    SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WINDSOR PARK PROPERTIES 6,
                           A California Limited Partnership
                           --------------------------------
                           (Registrant)

                           By:  The Windsor Corporation, General Partner


                           By  /s/ Steven G. Waite
                               ----------------------------
                               STEVEN G. WAITE
                               President

Date:  May 13, 1998

                                 EXHIBIT INDEX


Exhibit No.                      Description
-----------                      -----------
   27                         Financial Data Schedule