Form 10QSB
period 1998-06-30
WINDSOR PARK PROPERTIES 6
filed 1998-08-13
CIK 836393

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998
                                                 -------------

   [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



           For the transition period from ___________ to ____________


                         Commission file number 0-17576
                                                -------

          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          California                                          33-0299846
-------------------------------                           ------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)


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

                                TABLE OF CONTENTS

                                     PART I


                                                                      Page
                                                                      ----
Item 1.    Financial Statements                                         3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          9

                                    PART II


Item 6.    Exhibits and Reports on Form 8-K                            11


           SIGNATURE                                                   12

                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                                  BALANCE SHEET
                                   (unaudited)

                                                                 June 30, 1998
                                                                ---------------
ASSETS

Property held for investment:
  Land                                                          $       508,800
  Buildings and improvements                                          3,430,400
  Fixtures and equipment                                                 33,900
                                                                ---------------
                                                                      3,973,100
Less accumulated depreciation                                        (1,530,400)
                                                                ---------------
                                                                      2,442,700

Investments in joint ventures and limited partnerships                5,145,400
Cash and cash equivalents                                               425,300
Deferred financing costs                                                 44,100
Other assets                                                             38,300
                                                                ---------------
Total Assets                                                    $     8,095,800
                                                                ===============

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Mortgage note payable                                         $     1,340,000
  Accounts payable                                                        3,800
  Accrued expenses                                                       87,600
  Due to General Partner and affiliates                                   8,000
  Tenant deposits and other liabilities                                  13,700
                                                                ---------------
Total Liabilities                                                     1,453,100
                                                                ---------------
Partners' equity:
  Limited partners                                                    6,637,200
  General partners                                                        5,500
                                                                ---------------
                                                                      6,642,700
                                                                ---------------
Total Liabilities and Partners' Equity                          $     8,095,800
                                                                ===============

                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                       Three Months Ended June 30,
                                                                      ----------------------------
                                                                          1998           1997
                                                                      ------------   ------------
REVENUES

Rent and utilities                                                    $    169,900   $    153,300
Equity in earnings of joint ventures and limited partnerships               63,400         52,900
Interest                                                                     3,800          4,300
Other                                                                        5,100         10,800
                                                                      ------------   ------------
                                                                           242,200        221,300
                                                                      ------------   ------------
COSTS AND EXPENSES

Property operating                                                          82,300         72,800
Interest                                                                    31,700         32,100
Depreciation and amortization                                               45,200         44,500
General and administrative:
  Related parties                                                            7,900         20,600
  Other                                                                     15,400         12,000
                                                                      ------------   ------------
                                                                           182,500        182,000
                                                                      ------------   ------------
Net income                                                            $     59,700   $     39,300
                                                                      ============   ============
Net income - general partners                                         $        600   $        400
                                                                      ============   ============
Net income - limited partners                                         $     59,100   $     38,900
                                                                      ============   ============
Basic and Dilutive earnings per limited partnership unit              $       0.20   $       0.13
                                                                      ============   ============

                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        Six Months Ended June 30,
                                                                      ----------------------------
                                                                          1998           1997
                                                                      ------------   ------------
REVENUES

Rent and utilities                                                    $    334,700   $    302,100
Equity in earnings of joint ventures and limited partnerships              131,600        115,900
Interest                                                                     8,400          8,100
Other                                                                        9,000         17,200
                                                                      ------------   ------------
                                                                           483,700        443,300
                                                                      ------------   ------------
COSTS AND EXPENSES

Property operating                                                         156,200        142,000
Interest                                                                    63,800         63,300
Depreciation and amortization                                               90,400         89,100
General and administrative:
  Related parties                                                           18,500         41,000
  Other                                                                     33,600         25,300
                                                                      ------------   ------------
                                                                           362,500        360,700
                                                                      ------------   ------------
Net income                                                            $    121,200   $     82,600
                                                                      ============   ============
Net income - general partners                                         $       1200   $        800
                                                                      ============   ============
Net income - limited partners                                         $    120,000   $     81,800
                                                                      ============   ============
Basic and Dilutive earnings per limited partnership unit              $       0.41   $       0.28
                                                                      ============   ============

                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Six Months Ended June 30,
                                                                      ---------------------------
                                                                          1998           1997
                                                                      ------------   ------------
Cash flows from operating activities:
  Net income                                                          $    121,200   $     82,600
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                           90,400         89,100
    Equity in earnings of joint ventures and limited
     partnerships                                                         (131,600)      (115,900)
    Joint ventures' and limited partnerships cash
     distributions                                                         131,600        115,900
    Amortization of deferred financing costs                                 5,300          5,200
    Gain on sale of property held for investment                                 0         (6,300)

    Changes in operating assets and liabilities:
      (Decrease) increase in Other assets                                   (5,000)         8,000
      Accounts payable                                                      (1,600)        (1,700)
      Due to General Partners and affiliates                               (21,700)             0
      Increase (decrease) in Accrued expenses                               49,900         (8,600)
      Tenant deposits and other liabilities                                (21,900)        (3,200)
                                                                      ------------   ------------
Net cash provided by operating activities                                  216,600        165,100
                                                                      ------------   ------------
Cash flows from investing activities:
  Joint ventures' and limited partnerships cash
   distributions                                                           231,100        142,300
  Increase in property held for investment                                  (5,300)       (34,500)
  Investment in joint ventures' and limited partnerships                   (11,600)             0
  Proceeds from sale of property held for investment                             0          6,300
                                                                      ------------   ------------
Net cash provided by investing activities                                  214,200        114,100
                                                                      ------------   ------------
Cash flows from financing activities:
  Cash distributions                                                      (296,700)      (303,000)
  Repurchase of limited partnership units                                  (68,100)       (32,800)
                                                                      ------------   ------------
Net cash used in financing activities                                     (364,800)      (335,800)
                                                                      ------------   ------------
Net increase (decrease) in cash and cash equivalents                        66,000        (56,600)

Cash and cash equivalents at beginning of period                           359,300        530,200
                                                                      ------------   ------------
Cash and cash equivalents at end of period                            $    425,300   $    473,600
                                                                      ============   ============

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

NOTE 2.  BASIS OF PRESENTATION

The balance sheet at June 30, 1998 and the related statements of operations for the three and six months ended June 30, 1998 and 1997 and the statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on form 10-KSB for the year ended December 31, 1997.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities. The combined condensed results of operations of these properties for the six months ended June 30, 1998 and 1997 are as follows:

                                                         1998           1997
                                                     ------------   ------------
Total revenues                                       $  2,810,500   $  2,742,100
Expenses:
  Property operating                                    1,300,700      1,281,700
  Interest                                                742,800        735,300
  Depreciation                                            435,100        432,500
  General and administrative                               10,200              0
                                                     ------------   ------------
                                                        2,488,800      2,449,500
                                                     ------------   ------------
Net income                                           $    321,700   $    262,600
                                                     ============   ============

NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1998 was 291,953 and 292,217, respectively; and 294,622 and 295,067 for the three and six months ended June 30, 1997, respectively.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1998 and 1997 follows:

                                                       1998                          1997
                                            --------------------------    --------------------------
                                                              Per                            Per
                                               Amount         Unit           Amount          Unit
                                            -----------    -----------    -----------    -----------
Net income
 - limited partners ....................    $   120,000    $      0.41    $    81,800    $      0.28
Return of capital ......................        180,000           0.62        218,200           0.74
                                            -----------    -----------    -----------    -----------
                                            $   300,000    $      1.03    $   300,000    $      1.02
                                            ===========    ===========    ===========    ===========

                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 1998 as compared to three months ended June 30, 1997

Results of Operations

The Partnership realized net income of $59,700 and $39,300 for the three months ended June 30, 1998 and 1997, respectively. Net income per limited partnership unit was $0.20 in 1998 and $0.13 in 1997. The increased income is attributable to the rent increases and increased occupancy levels at the communities.

Rent and utilities revenues increased from $153,300 in 1997 to $169,900 in 1998, due to $10 and $8 rent increases realized at Circle K and Chisholm Creek communities, respectively and increased occupancy at Chisholm Creek.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $52,900 in 1997 to $63,400 in 1998.

Interest income decreased slightly from $4,300 in 1997 to $3,800 in 1998.

Property operating expenses increased from $72,800 in 1997 to $82,300 in 1998 due to higher payroll costs.

Interest expense decreased slightly from $32,100 in 1997 to $31,700 in 1998.

General and administrative costs decreased from $32,600 in 1997 to 23,300 in 1998 due to lower employee charges charged to the General Partners.

Six months ended June 30, 1998 as compared to six months ended June 30, 1997

Results of Operations

The Partnership realized net income of $121,200 and $82,600 for the six months ended June 30, 1998 and 1997, respectively. Net income per limited partnership unit was $0.41 in 1998 and $0.28 in 1997. The increased income is attributable to the rent increases and increased occupancy levels at the communities.

Rent and utilities revenues increased from $302,100 in 1997 to $334,700 in 1998, due to rent increases recognized at the communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $115,900 in 1997 to $131,600 in 1998.

Interest income increased slightly from $8,100 in 1997 to $8,400 in 1998.

Property operating expenses increased from $142,000 in 1997 to $156,200 in 1998 due to higher payroll costs.

Interest expense increased slightly from $63,300 in 1997 to $63,800 in 1998.

General and administrative costs decreased from $66,300 in 1997 to $52,100 due to lower employee time charges charged to the General Partners.

Changes in Financial Condition

The Partnership's primary sources of cash during the six months ended June 30, 1998 were from the operations of its investment properties and cash distributions from joint ventures. The primary use of cash during the same period was for cash distributions to partners and the repurchase of partnership units.

At June 30, 1998, the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $7,699,400, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.8% at June 30, 1998.

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

    (a) Exhibits and Index of Exhibits

                 (27)        Financial Data Schedule

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               WINDSOR PARK PROPERTIES 6,
                               A California Limited Partnership
                                         (Registrant)

                               By:  The Windsor Corporation, General Partner


                               By  /s/ Steven G. Waite
                                   ------------------------------------------
                                   STEVEN G. WAITE
                                   President

Date:  August 13, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION
-----------              -----------

    27                   Financial Data Schedule