Form 10QSB
period 1998-09-30
WINDSOR PARK PROPERTIES 6
filed 1998-11-16
CIK 836393

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


         For the quarterly period ended     September 30, 1998
                                           --------------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


 For the transition period from                         to
                                -----------------------    --------------------

                       Commission file number   0-17576
                                               ---------


           WINDSORPARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
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

                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                                  BALANCE SHEET
                                   (unaudited)

                                                                                      September 30, 1998
                                                                                 ------------------------------
ASSETS

Property held for investment:
  Land                                                                           $                     508,800
  Buildings and improvements                                                                         3,438,700
  Fixtures and equipment                                                                                35,300
                                                                                 ------------------------------

                                                                                                     3,982,800
Less accumulated depreciation                                                                       (1,575,600)
                                                                                 ------------------------------

                                                                                                     2,407,200

Investments in joint ventures and limited partnerships                                               5,031,400
Cash and cash equivalents                                                                              355,800
Deferred financing costs                                                                                41,500
Other assets                                                                                            42,200
                                                                                 ------------------------------

Total Assets                                                                     $                   7,878,100
                                                                                 ==============================


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Mortgage note payable                                                          $                   1,340,000
  Accounts payable                                                                                       3,400
  Accrued expenses                                                                                     113,400
  Due to General Partner and affiliates                                                                 14,000
  Tenant deposits and other liabilities                                                                 12,000
                                                                                 ------------------------------

Total Liabilities                                                                                    1,482,800
                                                                                 ------------------------------

Partners' equity:
  Limited partners                                                                                   6,392,100
  General partners                                                                                       3,200
                                                                                 ------------------------------

                                                                                                     6,395,300
                                                                                 ------------------------------

Total Liabilities and Partners' Equity                                           $                   7,878,100
                                                                                 ==============================



                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                         Three Months Ended September 30,
                                                                ----------------------------------------------------

                                                                          1998                       1997
                                                                -------------------------  -------------------------
REVENUES

Rent and utilities                                                  $            175,200       $            162,100
Equity in earnings of joint ventures and limited partnerships                     65,400                     41,900
Interest                                                                           4,500                      5,200
Other                                                                              5,000                      4,200
                                                                -------------------------  -------------------------

                                                                                 250,100                    213,400
                                                                -------------------------  -------------------------

COSTS AND EXPENSES

Property operating                                                                74,400                     92,600
Interest                                                                          31,500                     31,800
Depreciation and amortization                                                     45,200                     45,200
General and administrative:
  Related parties                                                                  7,900                     17,900
  Other                                                                           14,500                      8,200
                                                                -------------------------  -------------------------

                                                                                 173,500                    195,700
                                                                -------------------------  -------------------------

Net income                                                          $             76,600       $             17,700
                                                                =========================  =========================

Net income  - general partners                                      $                800       $                200
                                                                =========================  =========================

Net income - limited partners                                       $             75,800       $             17,500
                                                                =========================  =========================

Basic and Dilutive earnings per limited partnership unit            $               0.26       $               0.06
                                                                =========================  =========================



                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                          Nine Months Ended September 30,
                                                                ----------------------------------------------------

                                                                          1998                       1997
                                                                -------------------------  -------------------------
REVENUES

Rent and utilities                                                  $            509,900       $            464,200
Equity in earnings of joint ventures and limited partnerships                    197,100                    157,800
Interest                                                                          12,900                     13,300
Other                                                                             13,900                     21,300
                                                                -------------------------  -------------------------

                                                                                 733,800                    656,600
                                                                -------------------------  -------------------------

COSTS AND EXPENSES

Property operating                                                               230,600                    234,600
Interest                                                                          95,300                     95,000
Depreciation and amortization                                                    135,700                    134,300
General and administrative:
  Related parties                                                                 26,300                     58,900
  Other                                                                           48,000                     33,500
                                                                -------------------------  -------------------------

                                                                                 535,900                    556,300
                                                                -------------------------  -------------------------

Net income                                                          $            197,900       $            100,300
                                                                =========================  =========================

Net income  - general partners                                      $              2,000       $              1,000
                                                                =========================  =========================

Net income - limited partners                                       $            195,900       $             99,300
                                                                =========================  =========================

Basic and Dilutive earnings per limited partnership unit            $               0.67       $               0.33
                                                                =========================  =========================



                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          Nine Months Ended September 30,
                                                                ----------------------------------------------------
                                                                         1998                        1997
                                                                ------------------------   -------------------------
Cash flows from operating activities:
  Net income                                                        $           197,900        $            100,300
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                               135,700                     134,300
    Equity in earnings of joint ventures and
      limited partnerships                                                     (197,100)                   (157,800)
    Joint ventures' and limited partnerships
      cash distributions                                                        197,100                     157,800
    Amortization of deferred financing costs                                      7,900                       7,800
    Gain on sale of property held for investment                                      0                      (6,300)

    Changes in operating assets and liabilities:
      (Decrease) increase in other assets                                        (8,900)                      4,000
      Decrease in accounts payable                                               (2,000)                     (3,600)
      Decrease in due to General Partners and affiliates                        (15,700)                          0
      Increase in accrued expenses                                               75,700                      11,300
      Decrease in tenant deposits and other liabilities                         (23,600)                    (10,700)
                                                                ------------------------   -------------------------

Net cash provided by operating activities                                       367,000                     237,100
                                                                ------------------------   -------------------------

Cash flows from investing activities:
  Joint ventures' and limited partnerships
    cash distributions                                                          331,400                     198,200
  Increase in property held for investment                                      (15,100)                    (35,600)
  Investment in joint ventures' and limited partnerships                          2,100                        (100)
  Proceeds from sale of property held for investment                                  0                       6,300
                                                                ------------------------   -------------------------

Net cash provided by investing activities                                       318,400                     168,800
                                                                ------------------------   -------------------------

Cash flows from financing activities:
  Cash distributions                                                           (591,200)                   (606,100)
  Repurchase of limited partnership units                                       (97,700)                    (40,400)
                                                                ------------------------   -------------------------

Net cash used in financing activities                                          (688,900)                   (646,500)
                                                                ------------------------   -------------------------

Net decrease in cash and cash equivalents                                        (3,500)                   (240,600)

Cash and cash equivalents at beginning of period                                359,300                     530,200
                                                                ------------------------   -------------------------

Cash and cash equivalents at end of period                          $           355,800        $            289,600
                                                                ========================   =========================



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

On November 1, 1998, the General Partners completed the sale of Circle K to an unaffiliated third party for a purchase price of approximately $1.2 million in which the proceeds were used to payoff the Partnership's outstanding mortgage debt.

NOTE 2.  BASIS OF PRESENTATION

The balance sheet at September 30, 1998 and the related statements of operations for the three and nine months ended September 30, 1998 and 1997 and the statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on form 10-KSB for the year ended December 31, 1997.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities. The combined condensed results of operations of these properties for the nine months ended September 30, 1998 and 1997 are as follows:

                                                         1998                          1997
                                             ----------------------------   ---------------------------
   Total revenues                            $                 4,224,500    $                4,109,600
   Expenses:
     Property operating                                        1,966,600                     1,918,300
     Interest                                                  1,108,700                     1,106,500
     Depreciation                                                652,700                       650,100
     General and administrative                                   12,000                             0
                                             ----------------------------   ---------------------------
                                                               3,740,000                     3,674,900
                                             ----------------------------   ---------------------------
   Net income                                $                   484,500    $                  434,700
                                             ============================   ===========================

NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1998 was 291,319 and 291,576, respectively; and 294,840 and 296,528 for the three and nine months ended September 30, 1997, respectively.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1998 and 1997 follows:

                                                   1998                                     1997
                                    -----------------------------------     --------------------------------------
                                                                Per                                       Per
                                           Amount               Unit                Amount                Unit
                                           ------               ----                ------                ----
Net income
 - limited partners                  $        195,800         $   0.67         $         99,300         $    0.33
Return of capital                             404,200             1.39                  500,700              1.69
                                    ------------------     ------------     --------------------     -------------

                                     $        600,000         $   2.06         $        600,000         $    2.02
                                    ==================     ============     ====================     =============


NOTE 6.  SUBSEQUENT EVENTS

On November 1, 1998, the General Partners completed the sale of Circle K to an unaffiliated third party for a purchase price of approximately $1.2 million in which the proceeds were used to payoff the Partnership's outstanding mortgage debt.

                            WINDSOR PARK PROPERTIES 6
                       (A California Limited Partnership)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 1998 as compared to three months ended
  September 30, 1997

Results of Operations

The Partnership realized net income of $76,600 and $17,700 for the three months ended September 30, 1998 and 1997, respectively. Net income per limited partnership unit was $0.26 in 1998 and $0.06 in 1997. The increased income is attributable to the rent increases and increased occupancy levels at the communities.

Rent and utilities revenues increased from $162,100 in 1997 to $175,200 in 1998, due to $10 and $8 rent increases realized at Circle K and Chisholm Creek communities, respectively and increased occupancy at Chisholm Creek.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $41,900 in 1997 to $65,400 in 1998 mainly due to occupancy gains and rent increases at the Rancho Margate, Winterhaven and Town and Country communities. Interest income decreased slightly from $4,200 in 1997 to $4,500 in 1998.

Property operating expenses decreased from $92,600 in 1997 to $74,400 in 1998 due to a decrease in marketing costs.

Interest expense remained relatively constant from the three months ended September 30, 1998 compared to the same period in 1997.

General and administrative costs decreased from $26,100 in 1997 to 22,400 in 1998 due to lower employee charges charged to the General Partners.

Nine months ended September 30, 1998 as compared to nine months ended
  September 30, 1997

Results of Operations

The Partnership realized net income of $197,900 and $100,300 for the nine months ended September 30, 1998 and 1997, respectively. Net income per limited partnership unit was $0.67 in 1998 and $0.33 in 1997. The increased income is attributable to the rent increases and increased occupancy levels at the communities.

Rent and utilities revenues increased from $464,200 in 1997 to $509,900 in 1998, due to rent increases recognized at the communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $157,800 in 1997 to $197,100 in 1998.

Interest income decreased slightly from $13,300 in 1997 to $12,900 in 1998.

Property operating expenses decreased slightly from $234,600 in 1997 to $230,600 in 1998.

Interest expense remained relatively constant from the nine months ended September 30, 1998 as compared to the same period in 1997.

General and administrative costs decreased from $92,400 in 1997 to $74,300 in 1998 due to lower employee time charges charged to the General Partners.

Changes in Financial Condition

The Partnership's primary sources of cash during the nine months ended September 30, 1998 were from the operations of its investment properties and cash distributions from joint ventures. The primary use of cash during the same period was for cash distributions to partners and the repurchase of partnership units.

At September 30, 1998, the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $7,699,400, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.7% at September 30, 1998.

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

On November 1, 1998, the General Partners completed the sale of Circle K to an unaffiliated third party for a purchase price of approximately $1.2 million in which the proceeds were used to payoff the Partnership's outstanding mortgage debt.

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

Management continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". As a result, date-sensitive computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. Unless corrected, the potential exists for computer system failures or incorrect processing of financial and operational information, which could disrupt operations.

To help facilitate the Partnership's continued growth, substantially all of the computer systems and applications in use in its home office and properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable Year 2000 Issues as they might affect the computer systems and applications located in the Partnership's offices and properties. The Partnership anticipates that implementation of solutions to any Year 2000 Issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

The Partnership is exposed to the risk that one or more of its vendors or service providers may experience Year 2000 problems which impact the ability of such vendor or service provider to provide goods and services. Due to the availability of alternative suppliers, this is not considered as significant a risk with respect to the suppliers of goods. The disruption of certain services, however, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Partnership's operations. To date, the Partnership is not aware of any vendor or service provider Year 2000 issue that management believes would have a material adverse impact on the Partnership's operations. The Partnership, however, has no means of ensuring that its vendors or service providers will be Year 2000 ready. The inability of vendors or service providers to complete the Year 2000 resolution process in a timely fashion could have an adverse impact on the Partnership and the effect of non-compliance by vendors or service providers is not determinable at this time. Residents who pay rent to the Partnership do not pose Year 2000 problems for the Partnership given the type and nature of the Partnership's properties and residents.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Partnership. The likelihood and effect of such disruptions is not determinable at this time.

Management expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the Year 2000 Issue will materially impact the financial condition or operations of the Partnership.

                                     PART II

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits and Index of Exhibits

          (27.1)      Financial Data Schedule

      (b) Reports on Form 8-K
          None

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


                                   WINDSOR PARK PROPERTIES 6,
                                   A California Limited Partnership
                                   --------------------------------
                                             (Registrant)

                                   By:  The Windsor Corporation, General Partner


                                        By  \s\ Steven G. Waite
                                            ------------------------------------
                                            STEVEN G. WAITE
                                            President

Date:  November 13, 1998

                                 EXHIBIT INDEX

Exhibit
  No.                      Description
-------                    -----------
 27.1                  Financial Data Schedule