Form 10KSB40
period 1998-12-31
WINDSOR PARK PROPERTIES 6
filed 1999-03-31
CIK 836393

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the fiscal year ended December 31, 1998

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................to...............

Commission file number 0-17576

          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
        ---------------------------------------------------------------
             (Exact name of small business issuer in its charter)



         California                                     33-0299846
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         6430 South Quebec Street, Englewood, Colorado       80111
       -----------------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)

Issuer's telephone number:    (303) 741-3707

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

  State issuer's revenues for its most recent fiscal year:  $1,341,921

                  DOCUMENTS INCORPORATED BY REFERENCE:  None

  Transitional small business disclosure format (check one): Yes [_] No [X]

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

                                    PART I
                                    ------

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Certain matters discussed under the captions "Description of Business," "Description of Properties," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-KSB may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 6, a California Limited Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Business Development
--------------------

Windsor Park Properties 6, a California Limited Partnership (the "Partnership"), was formed in June 1988 pursuant to the provisions of the California Uniform Limited Partnership Act. The general partners of the Partnership are The Windsor Corporation, a California corporation ("The Windsor Corporation"), and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc. ("Chateau"), a publicly held real estate investment trust, purchased all of the outstanding capital stock of The Windsor Corporation for 101,239 common shares of Chateau and $750,000 in cash. Following the purchase of The Windsor Corporation, Chateau appointed a new Board of Directors and elected Steven G. Waite as President of The Windsor Corporation. The Partnership term is set to expire in December 1999; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the general partners with approval of a majority of limited partners.

The Partnership was organized to acquire and hold existing manufactured home communities for investment. Its principal investment objectives are to provide to its Limited Partners: (i) distributions of cash from operations, (ii) preservation, protection and eventual return of the Limited Partners' investment, and (iii) realization of appreciation in the value of the properties acquired.

The Partnership was funded through a public offering of 300,000 limited partnership units ("Units"). A total of 299,325 Units were sold with gross proceeds aggregating $29,932,500. The offering commenced in September 1988 and terminated in March 1990. The net proceeds from the offering were originally expended for the acquisition of undivided interests in nine fully-developed manufactured home communities located in Arizona, Nevada, Montana, Indiana, Florida, and Kansas. The Partnership paid all cash for these properties.

The Partnership was organized in September 1988 and, thus, many of our current limited partners have held an investment in the Partnership for more than 10 years. The General Partners believe that many of the limited partners would like to have the opportunity to achieve liquidity in their investment in the Partnership. Accordingly, the General Partners are currently exploring possible strategic alternatives for the Partnership with a view towards providing limited partners with the opportunity to achieve liquidity in their investment. There can, however, be no assurances that any proposal determined by the General Partners to be in the best interests of the limited partners will be consummated or that the Partnership will not continue in its current form until the end of its stated term.

The Partnership owns interests in the following manufactured home communities at December 31, 1998:

                                              Date
Name of Property            Ownership %     Acquired        Location
----------------            -----------     --------        --------
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

In November 1998, the Partnership sold the Circle K Community for
$1,200,000. The Partnership used the proceeds received to payoff the mortgage debt that was collateralized with Circle K and Chisholm Creek.

No further property financings or investment property acquisitions are planned by the General Partners.

The overall occupancy of the Partnership's six communities was approximately 95% at December 31, 1998. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy.

Business of Issuer
------------------

The Partnership is currently in the business of managing and eventually selling the existing manufactured home communities. Competitors of the Partnership include other public and private limited partnerships, individuals, corporations, and other entities engaged in real estate investment activities. Competition for such properties varies with changes in the supply or demand for similar or competing properties in a given area, changes in interest rates and the availability of mortgage funds, and changes in tax, real estate, environmental, and zoning laws.

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

Item 2.  DESCRIPTION OF PROPERTIES
         -------------------------

The Partnership owns interests in six properties. The Partnership operates the properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. All of the properties are encumbered except Chisholm Creek. It is the General Partners' opinion that the properties are in good condition and are adequately insured.


                                                           Town and
                                                            Country       Garden Walk
                                                            Estates       -----------
                                                            -------        Palm Beach
                                                            Tucson,         Gardens,
Location                                                    Arizona         Florida
-------------------------------------------------------------------------------------
Percentage of Ownership                                        58%            31%
Date Acquired                                                 1/89           8/95
Acreage                                                        38             71
Number of Spaces                                               320           484
Monthly Rents (1)                                            $ 219          $ 355
Occupancy Level:
  December 31, 1998                                            96%           91%
Real Estate Taxes                                          $ 34,300       $ 167,800
Federal Tax Basis (2)                                     $2,052,800      $2,666,200
Mortgage Information:
  Balance payable                                         $1,550,000      $5,700,000
  Interest rate                                              8.23%           8.23%
  Amortization period                                         --              --
  Maturity date                                               9/02           8/02
  Balance due at maturity                                  $1,550,000     $5,700,000

                                                                                Rancho            Chisholm
                                                         Winter Haven           Margate             Creek
                                                         ------------           -------             -----
                                                         Winter Haven,          Margate,           Wichita,
Location                                                    Florida             Florida             Kansas
---------------------------------------------------------------------------------------------------------------
Percentage of Ownership                                       41%                41%                 100%
Date Acquired                                                10/95              9/95                 7/89
Acreage                                                       30                 29                   45
Number of Spaces                                              238                245                  254
Monthly Rents (1)                                            $ 224              $ 364                $ 160
Occupancy Level:
  December 31, 1998                                           98%                97%                  100%
Real Estate Taxes                                           $ 36,900          $ 158,000             $ 28,600
Federal Tax Basis (2)                                      $1,166,100        $2,549,800            $1,550,200
Mortgage Information:
  Balance payable                                          $1,594,900        $3,625,200                 -
  Interest rate                                               8.92%             8.92%                   -
  Amortization period                                        30 yr.             30 yr.                  -
  Maturity date                                               6/23              7/23                    -
  Balance due at maturity                                     $ 0               $ 0                     -


                                                           Carefree
                                                           Village
                                                           -------
                                                            Tampa,
Location                                                   Florida
---------------------------------------------------------------------------------------------------------------
Percentage of Ownership                                      44%
Date Acquired                                               7/90
Acreage                                                      58
Number of Spaces                                             406
Monthly Rents (1)                                           $ 274
Occupancy Level:
  December 31, 1998                                          87%
Real Estate Taxes                                         $ 134,200
Federal Tax Basis (2)                                     $2,142,200
Mortgage Information:
  Balance payable                                         $3,479,800
  Interest rate                                             8.23%
  Amortization period                                         --
  Maturity date                                              6/02
  Balance due at maturity                                 $3,479,800

(1)  Average rental rates in effect on December 31, 1998.
(2) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.

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

                                    PART II
                                    -------


Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
         ----------------------------------------------------------------------

A public market for the Partnership's units does not exist and is not likely to develop. As of December 31, 1998, there were approximately 3,400 holders of record holding an aggregate of 289,244 Units.

Cash distributions paid to limited partners since December 31, 1996 are as follows:

                                                 Per $1,000
Date Paid                    Amount (1)         Invested (2)
---------                    ----------         ------------
August 1998                  $  291,500           $     9.74
February 1998                $  293,600           $     9.81
August 1997                  $  300,000           $    10.02
February 1997                $  300,000           $    10.02

(1)  Amounts exclude general partner participation.
(2)  Computed based on $29,932,500 original investment.

Cash distributions paid to the General Partners since December 31, 1996 were $12,200.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

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

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the years ended December 31, 1998 and 1997 were from the operations of its properties, cash distributions from joint ventures and proceeds from the sale of property. The primary uses of cash during the same period were for investments in joint ventures, payoff of a mortgage note and cash distributions to partners.

The Partnership's mortgage debt of $1,340,000 was paid off with the proceeds from the sale of the Circle K Community in November of 1998. The Partnership proportionate share of joint venture debt at December 31, 1998 was $6,337,400, consisting entirely of variable rate debt with an average rate of 8.5%. The Partnership and affiliated entities are jointly and severally liable for the full amounts of the loans obtained jointly.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures and cash distributions to partners. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

Results of Operations
---------------------

The Partnership realized net income of $609,700 ($2.07 per limited partnership unit) for the year ended 1998 as compared to $138,400 ($0.47 per partnership unit) for the year ended 1997. The increase is primarily due to the $396,900 gain recognized from the sale of the Circle K community in November 1998.

Rent and utilities revenues increased from $630,800 in 1997 to $651,600 in 1998. The increase was due to rent increases at the Partnership properties partially offset by the sale of Circle K.

Equity in earnings of joint ventures represents the Partnership's share of the net income of the Carefree Village, Town and Country Estates, Garden Walk, Rancho Margate and Winter Haven manufactured home communities. Equity in earnings of joint ventures increased from $208,500 in 1997 to $259,200 in 1998. The increase is attributable to the rent increases at the joint venture properties while operating expenses in 1998 remained relatively constant with the same period in 1997.

Property operating costs decreased slightly from $329,200 in 1997 to $307,200 in 1998 due to the sale of Circle K.

Interest expense increased from $127,200 in 1997 to $147,900 in 1998 due primarily to the write off of deferred loan fees as a result of the sale of Circle K.

General and administrative expenses decreased slightly from $107,100 in 1997 to $103,400 in 1998.

Inflation
---------

All of the leases or terms of tenants' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the lease are month-to-month and enable the Partnership to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Partnership of any adverse effect of inflation.

Year 2000 Compliance
--------------------

The general partners have assessed the impact of the year 2000 issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". As a result, date-sensitive computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. Unless corrected, the potential exists for computer system failures or incorrect processing of financial and operational information, which could disrupt operations.

Substantially all of the computer systems and applications and operating systems in use by the Windsor Corporation and the properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable Year 2000 Issues as they might affect the computer systems and applications located in the Partnership's offices and properties.

The Partnership anticipates that implementation of solutions to any Year 2000 Issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

The Partnership is exposed to the risk that one or more of its vendors or service providers may experience Year 2000 problems which impact the ability of such vendor or service provider to provide goods and services. Due to the availability of alternative suppliers, this is not considered as significant a risk with respect to the suppliers of goods. The disruption of certain services, however, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Partnership's operations. To date, the Partnership is not aware of any vendor or service provider Year 2000 issue that management believes would have a material adverse impact on the Partnership's operations. The Partnership, however, has no means of ensuring that its vendors or service providers will be Year 2000 ready. The inability of vendors or service providers to complete the Year 2000 resolution process in a timely fashion could have an adverse impact on the Partnership, and the effect of non-compliance by vendors or service providers is not determinable at this time. Residents who pay rent to the Partnership do not pose Year 2000 problems for the Partnership given the type and nature of the Partnership's properties and residents.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Partnership. The likelihood and effect of such disruptions is not determinable at this time.

The Partnership expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the Year 2000 Issue will materially impact the financial condition or operations of the Partnership.

Item 7.  FINANCIAL STATEMENTS
         --------------------

The following financial statements are filed as a part of this report:



                                                            Page
                                                            ----


Report of Independent Accountants                             11

Balance Sheet as of December 31, 1998                         12

Statements of Operations for the years ended
 December 31, 1998 and 1997                                   13

Statements of Partners' Equity for the years
 ended December 31, 1998 and 1997                             14

Statements of Cash Flows for the years ended
 December 31, 1998 and 1997                                   15

Notes to Financial Statements                                 16

REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of Windsor Park Properties 6,
(a California Limited Partnership)


In our opinion, the accompanying balance sheet and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Windsor Park Properties 6, a California Limited Partnership (the "Partnership") at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Denver, Colorado
March 19, 1999

                           WINDSOR PARK PROPERTIES 6
                      (A California Limited Partnership)
                                 BALANCE SHEET

                                                                                              December 31, 1998
                                                                                              -----------------
ASSETS
------
Property held for investment, net                                                             $       1,659,600
Investments in joint ventures and limited partnerships                                                4,966,400
Cash and cash equivalents                                                                               265,900
Other assets                                                                                              6,100
                                                                                              -----------------

Total Assets                                                                                  $       6,898,000
                                                                                              =================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Accrued expenses                                                                                       84,900
  Tenant deposits and other liabilities                                                                  11,300
   Due to general partners and affiliates                                                                10,200
                                                                                              -----------------

Total Liabilities                                                                                       106,400
                                                                                              -----------------

Commitments and Contingencies (Note 8)                                                                       --

Partners' Equity:
  Limited partners                                                                                    6,784,300
  General partners                                                                                        7,300
                                                                                              -----------------

Total Partners' Equity                                                                                6,791,600
                                                                                              -----------------

Total Liabilities and Partners' Equity                                                        $       6,898,000
                                                                                              =================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS


                                                               For The Year Ended December 31,
                                                     ----------------------------------------------------

                                                              1998                         1997
                                                     -------------------------    -----------------------

REVENUES
--------

Rent and utilities                                   $                 651,600    $               630,800
Equity in earnings of joint ventures and limited
 partnerships                                                          259,200                    208,500
Interest                                                                15,200                     16,900
Gain on sale of property                                               396,900                         --
Other                                                                   19,000                     25,200
                                                     -------------------------    -----------------------

                                                                     1,341,900                    881,400
                                                     -------------------------    -----------------------


COSTS AND EXPENSES
------------------

Property operating                                                     307,200                    329,200
Depreciation                                                           173,700                    179,500
Interest                                                               147,900                    127,200
General and administrative:
  Related parties                                                       32,000                     67,900
  Other                                                                 71,400                     39,200
                                                     -------------------------    -----------------------

                                                                       732,200                    743,000
                                                     -------------------------    -----------------------

Net income                                           $                 609,700    $               138,400
                                                     =========================    =======================

Net income - general partners                        $                   6,100    $                 1,400
                                                     =========================    =======================

Net income - limited partners                         $                603,600    $               137,000
                                                     =========================    =======================

Basic and diluted earnings per limited partnership
 unit                                                $                    2.07    $                   .47
                                                     =========================    =======================


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                      (A California Limited Partnership)
                        STATEMENTS OF PARTNERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                       General Partners                 Limited Partners                      Total
                                   ---------------------------     ----------------------------     -------------------------

Balance at December 31, 1996       $                    12,000     $                  7,390,400     $               7,402,400

Cash distributions                                      (6,100)                        (600,000)                     (606,100)

Net income                                               1,400                          137,000                       138,400

Repurchase of limited partnership
  units                                                                                 (48,400)                      (48,400)
                                   ---------------------------     ----------------------------     -------------------------

Balance at December 31, 1997                             7,300                        6,879,000                     6,886,300

Cash distributions                                      (6,100)                        (585,100)                     (591,200)

Net income                                               6,100                          603,600                       609,700

Repurchase of limited partnership
  units                                                                                (113,200)                     (113,200)
                                   ---------------------------     ----------------------------     -------------------------

Balance at December 31, 1998       $                     7,300     $                  6,784,300     $               6,791,600
                                   ===========================     ============================     =========================


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS



                                                                         For The Year Ended December 31,
                                                                      -------------------------------------
                                                                           1998                  1997
                                                                      ----------------     ----------------
Cash flows from operating activities:
 Net income                                                           $        609,700        $     138,400
  Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation                                                            173,700              179,500
       Equity in earnings of joint ventures and limited partnerships          (259,200)            (208,500)
       Joint ventures' and limited partnerships' cash distributions            259,200              208,500
       Amortization of deferred financing costs                                 49,400               10,400
       Gain on sale of property held for investment                           (396,900)              (6,300)

Changes in operating assets and liabilities:
  Decrease in other assets                                                      27,200                7,700
  Decrease in accounts payable                                                  (5,400)                (700)
  Increase (decrease) in accrued expenses                                       47,200               (9,100)
  (Decrease) increase in due to General Partners and affiliates                (19,500)              29,700
  Decrease in tenant deposits and other liabilities                            (24,300)             (12,400)
                                                                      ----------------     ----------------

Net cash provided by operating activities                                      461,100              337,200
                                                                      ----------------     ----------------

Cash flows from investing activities:
  Joint ventures' and limited partnerships' cash distributions                 414,600              207,500
  Increase in property held for investment                                     (37,600)             (38,400)
  Proceeds from sale of property                                             1,129,000                6,300
  Investment in joint venture and limited partnership                          (16,100)             (29,000)
                                                                      ----------------     ----------------

Net cash provided by investing activities                                    1,489,900              146,400
                                                                      ----------------     ----------------

Cash flows from financing activities:
   Cash distributions to Partners                                             (591,200)            (606,100)
   Repurchase of limited partnership units                                    (113,200)             (48,400)
   Repayment of notes payable                                               (1,340,000)                  --
                                                                      ----------------     ----------------

Net cash used in financing activities                                       (2,044,400)            (654,500)
                                                                      ----------------     ----------------

Net decrease in cash and cash equivalents                                      (93,400)            (170,900)
Cash and cash equivalents at beginning of year                                 359,300              530,200
                                                                      ----------------     ----------------
Cash and cash equivalents at end of year                              $        265,900     $        359,300
                                                                      ================     ================

Supplemental disclosure of cash flow information:
  Cash paid during the year for Interest (none
  capitalized)                                                        $        147,900     $        126,200
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

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------

The Partnership
---------------

Windsor Park Properties 6, a California Limited Partnership (the "Partnership"), was formed in June 1988 for the purpose of acquiring and holding existing manufactured home communities for investment. The general partners of the Partnership are The Windsor Corporation ("TWC"), a California corporation, and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc. ("Chateau"), a publicly held real estate investment trust, purchased 100 percent of the shares of The Windsor Corporation.

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


Property Held for Investment
----------------------------

Property held for investment is carried at cost unless facts and circumstances indicate that the carrying value of the property may be impaired. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual property to its carrying value. If such cash flows are less than the property's carrying value, the carrying value of the project is written down to its estimated fair value. No such writedowns were recorded for the years ended December 31, 1998 or 1997.

Property held for investment is depreciated over various estimated useful lives (buildings and improvements - 5 to 20 years; fixtures and equipment - 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

Investments in Joint Ventures and Limited Partnerships
------------------------------------------------------

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

Basic and Diluted Earnings per Limited Partnership Unit
-------------------------------------------------------

Basic and diluted earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated, which is the same as income available, to the limited partners. Basic and diluted earnings per limited partnership unit are the same, as the Partnership has no dilutive securities. The weighted average number of limited partnership units outstanding during the years ended December 31, 1998 and 1997 was 291,039 and 294,382, respectively.

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

Revenue Recognition
-------------------

Rental income is recognized when earned and due from residents. The leases entered into by residents for the rental of a site are generally for terms not longer than one year and renewable upon the consent of both parties or, in some instances, as provided by statute.

NOTE 2.  PARTNERSHIP AGREEMENT
         ---------------------

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1998 and 1997 was 289,244 and 293,287, respectively, which represented capital contributions of $28,924,400 and $29,328,700, respectively. During the years ended December 31, 1998 and 1997, the Partnership repurchased 4,043 and 2,474 units, respectively, for $113,200 and $48,400, respectively from the limited partners. The general partners owned 10 units at both December 31, 1998 and 1997.

The general partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

The profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses TWC for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $32,000 and $77,500 for such costs during the years ended December 31, 1998 and 1997, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations. As of December 31, 1998, the partnership owed TWC and Chateau $10,200.

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

During the years ended December 31, 1998 and 1997, the general partners received cash distributions of $6,100.

NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

Property held for investment consists of one manufactured home community summarized as follows:

           Name of Property          Date Acquired         Location
           ----------------          -------------         --------

           Chisholm Creek            July 27, 1989         Wichita, Kansas




                                                         December 31, 1998
                                                  -----------------------------

Land                                                $                   325,000
Buildings and improvements                                            2,447,200
Fixtures and equipment                                                   37,000
                                                  -----------------------------

                                                                      2,809,200
Less accumulated depreciation                                        (1,149,600)
                                                  -----------------------------

                                                    $                 1,659,600
                                                  =============================



NOTE 4.  INVESTMENTS IN JOINT VENTURES AND LIMTED PARTNERSHIPS
         -----------------------------------------------------

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

The combined condensed financial position and results of operations of the joint ventures and limited partnerships are as follows (unaudited):


Financial Position                                      December 31, 1998
------------------                                      ------------------

Property held for investment, net                       $       27,324,000
Cash                                                               109,600
Other assets                                                       577,900
                                                        ------------------

  Total assets                                          $       28,011,500
                                                        ==================


Mortgage notes payable                                  $       15,950,000
Accounts payable                                                     3,200
Other liabilities                                                  263,600
                                                        ------------------

  Total liabilities                                             16,216,800

Partners' equity                                                11,794,700
                                                        ------------------

Total Liabilities and Partners' Equity                  $       28,011,500
                                                        ==================



                                        For The Year Ended December 31,
Results of Operations                     1998                 1997
---------------------              ------------------    -----------------


Property revenues                  $        5,696,600    $       5,481,700
                                   ------------------    -----------------

Expenses:
  Property operating                        2,696,100            2,590,600
  Interest                                  1,462,400            1,480,300
  Depreciation                                894,500              867,600
                                   ------------------    -----------------
                                            5,053,000            4,938,500
                                   ------------------    -----------------
Net income                         $          643,600    $         543,200
                                   ==================    =================


NOTE 5.  MORTGAGE NOTE PAYABLE
         ---------------------

The Partnership's $1,340,000 mortgage loan, which was collateralized by the Chisholm Creek and Circle K communities, was repaid in November 1998 with the proceeds received from the sale of the Circle K community. The Partnership recorded a gain of $396,900 on the sale of the Circle K community.

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the limited partners for the years ended December 31, 1998 and 1997 follows:


                                1998                             1997
                        ----------------------        -------------------------
                                        Per                             Per
                          Amount        Unit            Amount          Unit
                          ------        ----            ------          ----
Net income
 - Limited Partners     $ 603,600     $  2.07          $ 137,000       $   .47
Return of capital              --          --            463,000          1.57
Net income in excess
 of distributions         (18,500)       (.06)                --            --
                        ---------     -------          ---------       -------
Total distributions     $ 585,100     $  2.01          $ 600,000       $  2.04
                        =========     =======          =========       =======


NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

The carrying amounts of cash equivalents, other assets, accrued expenses and other liabilities approximate fair value because of the short maturity of the financial instruments.

NOTE 8.  CONTINGENCIES
         -------------

The Partnership, as an owner of real estate, is subject to various environmental laws. Compliance by the Partnership with existing laws has not had a material effect on the results of operations, financial condition or cash flows of the Partnership, nor does management believe it will have a material impact in the future.

The Partnership is jointly and severally liable for $15,950,000 of debt issued by affiliated entities in which it has a joint venture or limited partnership investment.

NOTE 9. RELATED PARTY TRANSACTIONS
        --------------------------

Chateau and/or its predecessor have been providing property management services to the Partnership since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $33,500 and $32,300 for the years ended December 31, 1998 and 1997, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Partnership and then reimbursed by the Partnership. These amounts were $86,500 and $88,600 for the years ended December 31, 1998 and 1997, respectively.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

There were no disagreements over accounting or financial disclosure with the independent accountants for the Partnership.

                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         --------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The general partners of the Partnership are The Windsor Corporation and John A. Coseo, Jr.

In July 1994, The Windsor Corporation merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to The Windsor Corporation, (hereafter, "The Windsor Corporation").

These entities were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Historically, they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of The Windsor Corporation do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary.
Substantial amounts of these officers' time is spent on matters unrelated to the Partnership.

The names, ages, and nature of the positions held by the directors and executive officers of The Windsor Corporation follow:

            Name                Age           Office
            ----                ---           ------
        Steven G. Waite          44           President and Director
        Gary P. McDaniel         53           Director
        C.G. Kellogg             55           Director

A brief background of the general partners, directors and certain executive officers of The Windsor Corporation follows.

Steven G. Waite (44) joined The Windsor Corporation in August 1997 as President. Since 1991, until his involvement with Windsor, Mr. Waite served as Vice President/General Manager of the Communities Division at Clayton Homes. He was responsible for the original start up of this division, and subsequently built it into a successful and profitable area of Clayton Homes, expanding from eight communities to 67 communities. In addition, Mr. Waite has over eight years of experience in the manufactured home community-lending arena. He earned a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration from the University of Alabama. Mr. Waite is active in the Manufactured Housing Institute.

Gary P. McDaniel (53), a director of The Windsor Corporation has been Chief Executive Officer and a director of Chateau Communities, Inc. ("Chateau") since February 1997. He served as the Chairman of the Board, President and Chief Executive Officer for ROC Communities, Inc., which was merged with Chateau in 1997. Since 1993, he has been an executive and shareholder of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972. Mr. McDaniel is also a Trustee of N'Tandem Trust; which is advised by The Windsor Corporation. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United States Air Force.

C.G. ("Jeff") Kellogg (55) has been President and a director of Chateau since its inception and was Chief Executive Officer of the Chateau from its inception to February 1997. For the five years preceding the formation of Chateau, Mr. Kellogg was President and Chief Operating Officer of Chateau Estates. He is extremely active in local and national industry associations, often in leadership positions. Mr. Kellogg is a past President of the Michigan Manufactured Housing Association and served on the Manufactured Housing Institute's Community Operations Committee. He is a graduate of Michigan Technological University with a B.S. in Civil Engineering.

John A. Coseo, Jr. (59) the other general partner of the Partnership was the founder of The Windsor Corporation in 1977 and has been actively involved in all facets of the manufactured housing business since that time. Mr. Coseo resigned from his position as a director and executive officer of The Windsor Corporation in 1997. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934.

Item 10.    EXECUTIVE COMPENSATION
            ----------------------

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to John A. Coseo, Jr. and the directors or executive officers of The Windsor Corporation. Refer to Item 12 (Certain Relationships and Related Transactions) for cash distributions and expense reimbursements paid to The Windsor Corporation by the Partnership.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

     No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.

(b)  Security Ownership of Management


     The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and (ii) all General Partners as a group as of December 31, 1998:

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
                                                              ==               ====


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1998 and 1997.

Form of Compensation and Entity Receiving                                  1998             1997
-----------------------------------------                                  ----             ----
Expense reimbursement - The Windsor Corporation                           $32,000          $ 77,500
Cash distributions - The Windsor Corporation                              $ 6,100          $  6,100

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

                                 SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 1999.


                 WINDSOR PARK PROPERTIES 6
                 A California Limited Partnership by:
                 THE WINDSOR CORPORATION

                 By:   /s/  Steven G. Waite
                    -----------------------------------
                    STEVEN G. WAITE
                    President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title                                    Date
---------                       -----                                    ----



/s/ Steven G.  Waite            President of the Windsor Corporation, a   March 31, 1999
--------------------            general partner of the Partnership
STEVEN G. WAITE



/s/Gary P. McDaniel             Director                                  March 31, 1999
-------------------
GARY P. MCDANIEL



/s/C.G. Kellogg                 Director                                  March 31, 1999
---------------
C.G. KELLOGG



/s/John A. Coseo, Jr.           General Partner                           March 31, 1999
---------------------
JOHN A. COSEO, JR.