Form 10QSB
period 1999-03-31
WINDSOR PARK PROPERTIES 6
filed 1999-05-07
CIK 836393

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


    For the quarterly period ended     March 31, 1999
                                   ---------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



    For the transition period from _________________ to __________________


    Commission file number   0-17576
                           -----------------------------------------------


          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           California                                              33-0299846
-------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)




           6160 So.Syracuse Way, Greenwood Village, Colorado 80111
      -------------------------------------------------------------------
                   (Address of principal executive offices)



                                (303) 741-3707
      -------------------------------------------------------------------
                          (Issuer's telephone number)



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

                                 TABLE OF CONTENTS

                                 PART I
                                 ------


                                                                         Page
                                                                         ----

Item 1.   Financial Statements                                              2

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

                                 PART II
                                 -------


Item 6.   Exhibits and Reports on Form 8-K                                  9


          SIGNATURE                                                        10

                                    PART I
                                    ------

Certain matters discussed under the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-QSB may constitute forward-looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 6, a California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.          Financial Statements
-------

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)


                                                                                        March 31, 1999
                                                                              --------------------------------
ASSETS
------
Property held for investment:
  Land                                                                          $                      325,000
  Buildings and improvements                                                                         2,455,700
  Fixtures and equipment                                                                                37,000
                                                                              --------------------------------
                                                                                                     2,817,700
Less accumulated depreciation                                                                       (1,182,500)
                                                                              --------------------------------
                                                                                                     1,635,200

Investments in joint ventures and limited partnerships                                               4,955,900
Cash and cash equivalents                                                                              143,000
Other assets                                                                                             3,800
                                                                              --------------------------------

Total Assets                                                                    $                    6,737,900
                                                                              ================================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Liabilities:
  Accrued expenses                                                              $                      101,400
  Due to General Partner and affiliates                                                                 22,300
  Tenant deposits and other liabilities                                                                 11,200
                                                                              --------------------------------

Total Liabilities                                                                                      134,900
                                                                              --------------------------------

Partners' equity:
  Limited partners                                                                                   6,597,400
  General partners                                                                                       5,600
                                                                              --------------------------------

                                                                                                     6,603,000
                                                                              --------------------------------

Total Liabilities and Partner's Equity                                          $                    6,737,900
                                                                              ================================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                                 Three Months Ended March 31,
                                                    -----------------------------------------------------

                                                               1999                        1998
                                                    -------------------------    ------------------------
REVENUES
--------
Rent and utilities                                     $              127,200      $              164,800
Equity in earnings of joint ventures and limited
 partnerships                                                         106,600                      68,200
Interest                                                                1,700                       4,700
Other                                                                   2,700                       3,900
                                                    -------------------------    ------------------------

                                                                      238,200                     241,600
                                                    -------------------------    ------------------------

COSTS AND EXPENSES
------------------
Property operating                                                     54,100                      74,000
Interest                                                                    0                      32,100
Depreciation and amortization                                          32,900                      45,200
General and administrative:
  Related parties                                                       4,600                      10,600
  Other                                                                17,900                      18,200
                                                    -------------------------    ------------------------

                                                                      109,500                     180,100
                                                    -------------------------    ------------------------

Net income                                             $              128,700      $               61,500
                                                    =========================    ========================

Net income  - general partners                         $                1,300      $                  600
                                                    =========================    ========================

Net income - limited partners                          $              127,400      $               60,900
                                                    =========================    ========================

Basic and Dilutive earnings per limited partnership
 unit                                                  $                 0.44      $                 0.21
                                                    =========================    ========================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                  Three Months Ended March 31,
                                                    ------------------------------------------------------
                                                              1999                          1998
                                                    ------------------------      ------------------------
Cash flows from operating activities:
  Net income                                           $             128,700        $               61,500
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                     32,900                        45,200
    Equity in earnings of joint ventures and
     limited partnerships                                           (106,600)                      (68,200)
    Joint ventures' and limited partnerships cash
     distributions                                                   106,600                        68,200
    Amortization of deferred financing costs                               0                         2,700

    Changes in operating assets and liabilities:
      Other assets                                                     2,300                         5,000
      Accounts payable                                                (1,400)                       (4,400)
      Due to General Partners and affiliates                          12,100                         5,300
      Accrued expenses                                                17,900                        34,000
      Tenant deposits and other liabilities                             (100)                      (20,600)

Net cash provided by operating activities                            192,400                       128,700
                                                    ------------------------      ------------------------

Cash flows from investing activities:
  Joint ventures'  and limited partnerships cash
   distributions                                                      10,600                       156,300
  Increase in property held for investment                            (8,500)                       (1,100)
  Investment in joint venture and limited
   partnerships                                                         (100)                            0
                                                    ------------------------      ------------------------

Net cash provided by investing activities                              2,000                       155,200
                                                    ------------------------      ------------------------

Cash flows from financing activities:
  Cash distributions                                                (303,000)                     (296,700)
  Repurchase of limited partnership units                            (14,300)                      (14,200)
                                                    ------------------------      ------------------------

Net cash used in financing activities                               (317,300)                     (310,900)
                                                    ------------------------      ------------------------

Net decrease in cash and cash equivalents                           (122,900)                      (27,000)

Cash and cash equivalents at beginning of period                     265,900                       359,300
                                                    ------------------------      ------------------------

Cash and cash equivalents at end of period             $             143,000        $              332,300
                                                    ========================      ========================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP
         ----------------

Windsor Park Properties 6, A California Limited Partnership (the "Partnership"), was formed in June 1988 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation ("TWC"), a California corporation, and John A. Coseo, Jr. In September 1998, Chateau Communities, Inc. a publicly held real estate investment trust, ("Chateau"), purchased 100 percent of the shares of The Windsor Corporation.

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

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1999 and the related statements of operations for the three months ended March 31, 1999 and 1998 and the statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited. However, in the opinion of the general partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1998.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities. The combined condensed results of operations of these properties for the three months ended March 31, 1999 and 1998 are as follows:


                                                  1999                       1998

   Total revenues                      $             1,478,900     $            1,401,300
   Expenses:
   Property operating                                  647,600                    639,900
   Interest                                            346,500                    373,300
   Depreciation                                        223,200                    217,500
   General and administrative                            1,700                      2,900
                                     -------------------------   ------------------------

                                                     1,219,000                  1,233,600
                                     -------------------------   ------------------------

   Net income                          $               259,900     $              167,700
                                     =========================   ========================

NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT
         --------------------------------------------------------

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1999 and 1998 was 289,059 and 292,852 respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1999 and 1998 follows:

                                                      1999                                                1998
                                 ----------------------------------------------      ----------------------------------------------
                                                                           Per                                                 Per
                                                    Amount                 Unit                         Amount                 Unit
                                                    ------                 ----                         ------                 ----
Net income
 - limited partners                 $              127,400            $    0.44         $               60,900            $    0.20
Return of capital                                  172,600                 0.60                        239,100                 0.82
                                 -------------------------      ---------------      -------------------------      ---------------

                                    $              300,000            $    1.04         $              300,000            $    1.02
                                 =========================      ===============      =========================      ===============

Item 2.
-------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Three months ended March 31, 1999 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1998
----

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Form 10-QSB.

Results of Operations
---------------------

The results of operations for the three months ended March 31, 1999 and 1998 are not directly comparable due to the sale of Circle K in November 1998. The Partnership realized net income of $128,700 and $61,500 for the three months ended March 31, 1999 and 1998, respectively. Net income per limited partnership unit was $0.44 in 1999 and $0.21 in 1998.

Rent and utilities revenues decreased from $164,800 in 1998 to $127,200 in 1999, due mainly to the sale of Circle K in November, 1998.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $68,200 in 1998 to $106,600 in 1999 due to rental rate increases at the five communities.

Interest income decreased from $4,700 in 1998 to $1,700 in 1999 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses decreased from $74,000 in 1998 to $54,100 in 1999 due mainly to the sale of Circle K in November, 1998.

Interest expense decreased from $32,100 in 1998 to $0 in 1999 due to the sale of Circle K and subsequent repayment of the mortgage note payable.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the three months ended March 31, 1999 were from the operations of its investment properties and cash distributions from joint ventures. The primary use of cash during the same period was for cash distributions to partners.

At March 31, 1999, the Partnership's proportionate share of joint venture and limited partnership debt, was $6,331,200, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.3% at March 31, 1999.

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

Inflation
---------

All of the leases or terms of tenants' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the leases are month-to-month and enable the Partnership to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Partnership of any adverse effect of inflation.

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

Substantially all of the computer systems and applications and operating systems in use in use by the Windsor Corporation and the properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable year 2000 issues as they might affect the computer systems and applications located in the Partnership's offices and properties. The Partnership anticipates that implementation of solutions to any year 2000 issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

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

Management expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the year 2000 issue will materially impact the financial condition or operations of the Partnership

                                 PART II
                                 -------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits and Index of Exhibits

              (3) Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 33-23183 and incorporated herein by reference.

              (27) Financial Data Schedule

         (b)  Reports on Form 8-K

              None

                                   SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WINDSOR PARK PROPERTIES 6,
                              A California Limited Partnership

                              By:  The Windsor Corporation, its general partner


                              By /s/ Steven G. Waite
                                 --------------------------------
                                 STEVEN G. WAITE
                                 President

Date:  May 7, 1999