Form 10QSB
period 1999-06-30
WINDSOR PARK PROPERTIES 6
filed 1999-08-12
CIK 836393

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


        For the quarterly period ended     June 30, 1999
                                       --------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



        For the transition period from __________ to __________


        Commission file number   0-17576
                               ----------------------------


          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                California                            33-0299846
------------------------------------------     -------------------------
    (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)



          6160 So. Syracuse Way, Greenwood Village, Colorado    80111
     --------------------------------------------------------------------
        (Address of principal executive offices)



                                (303) 741-3707
                  -------------------------------------------
                          (Issuer's telephone number)


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [x]     No  [ ]
     ---         ---

Transitional small business disclosure format (check one): Yes [ ]  No [X]

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                             Page

Item 1.   Financial Statements                                  2

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   8

                                    PART II

Item 6.   Exhibits and Reports on Form 8-K                     11

          SIGNATURE                                            12

                                    PART I

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


Item 1.          Financial Statements

                                           WINDSOR PARK PROPERTIES 6
                                           -------------------------
                                      (A California Limited Partnership)
                                                 BALANCE SHEET
                                                 -------------
                                                  (unaudited)
                                                                                        June 30, 1999
                                                                              --------------------------------

ASSETS
------

Property held for investment:
  Land                                                                        $                        325,000
  Buildings and improvements                                                                         2,464,700
  Fixtures and equipment                                                                                37,000
                                                                              --------------------------------
                                                                                                     2,826,700
Less accumulated depreciation                                                                       (1,216,500)
                                                                              --------------------------------
                                                                                                     1,610,200

Investments in joint ventures and limited partnerships                                               4,839,500
Cash and cash equivalents                                                                              341,000
Other assets                                                                                             7,300
                                                                              --------------------------------

Total Assets                                                                  $                      6,798,000
                                                                              ================================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Accrued expenses                                                            $                         87,000
  Due to General Partner and affiliates                                                                 14,500
  Tenant deposits and other liabilities                                                                 11,200
                                                                              --------------------------------

Total Liabilities                                                                                      112,700
                                                                              --------------------------------

Partners' equity:
  Limited partners                                                                                   6,678,500
  General partners                                                                                       6,800
                                                                              --------------------------------

                                                                                                     6,685,300
                                                                              --------------------------------

Total Liabilities and Partner's Equity                                        $                      6,798,000
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

                                        WINDSOR PARK PROPERTIES 6
                                        -------------------------
                                   (A California Limited Partnership)
                                        STATEMENTS OF OPERATIONS
                                        ------------------------
                                               (unaudited)

                                                                 Three Months Ended June 30,
                                                    -----------------------------------------------------
                                                               1999                        1998
                                                    -------------------------    ------------------------
REVENUES
--------
Rent and utilities                                  $                 127,200    $                169,900
Equity in earnings of joint ventures and limited
partnerships                                                           96,100                      63,400
Interest                                                                1,700                       3,800
Other                                                                   6,700                       5,100
                                                    -------------------------    ------------------------
                                                                      231,700                     242,200
                                                    -------------------------    ------------------------

COSTS AND
----------
EXPENSES
--------

Property operating                                                     52,900                      82,300
Interest                                                                    0                      31,700
Depreciation and amortization                                          34,000                      45,200
General and administrative:
  Related parties                                                       3,800                       7,900
  Other                                                                22,000                      15,400
                                                    -------------------------    ------------------------
                                                                      112,700                     182,500
                                                    -------------------------    ------------------------

Net income                                          $                 119,000    $                 59,700
                                                    =========================    ========================

Net income  - general partners                      $                   1,200    $                    600
                                                    =========================    ========================

Net income - limited partners                       $                 117,800    $                 59,100
                                                    =========================    ========================

Basic and diluted earnings per limited
partnership unit                                    $                    0.41    $                   0.20
                                                    =========================    ========================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                      ----------------------------------
                                  (unaudited)

                                                                              Six Months Ended June 30,
                                                                ----------------------------------------------------

                                                                         1999                         1998
                                                                -----------------------      -----------------------

REVENUES
--------
Rent and utilities                                               $              254,400       $              334,700
Equity in earnings of joint ventures and limited
 partnerships                                                                   202,700                      131,600
Interest                                                                          3,400                        8,400
Other                                                                             9,500                        9,000
                                                                -----------------------      -----------------------

                                                                                470,000                      483,700
                                                                -----------------------      -----------------------
COSTS AND EXPENSES
------------------

Property operating                                                              107,000                      156,200
Interest                                                                              0                       63,800
Depreciation and amortization                                                    66,900                       90,400
General and administrative:
  Related parties                                                                 8,400                       18,500
  Other                                                                          40,000                       33,600
                                                                -----------------------      -----------------------
                                                                                222,300                      362,500
                                                                -----------------------      -----------------------
Net income                                                      $               247,700      $               121,200
                                                                =======================      =======================

Net income  - general partners                                  $                 2,500      $                 1,200
                                                                =======================      =======================

Net income - limited partners                                   $               245,200      $               120,000
                                                                =======================      =======================

Basic and diluted earnings per limited partnership unit         $                  0.85      $                  0.41
                                                                =======================      =======================



                See accompanying notes to financial statements.

                                                     WINDSOR PARK PROPERTIES 6
                                                ----------------------------------
                                                (A California Limited Partnership)
                                                     STATEMENTS OF CASH FLOWS
                                                ----------------------------------
                                                            (unaudited)
                                                                                  Six  Months Ended June 30
                                                                    ------------------------------------------------------

                                                                               1999                       1998
                                                                    -------------------------     ------------------------
Cash flows from operating activities:
  Net income                                                        $              247,700        $              121,200
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                   66,900                        90,400
    Equity in earnings of joint ventures and
     limited partnerships                                                         (202,700)                     (131,600)
    Joint ventures' and limited partnerships cash
     distributions                                                                 202,700                       131,600
    Amortization of deferred financing costs                                             0                         5,300

    Changes in operating assets and liabilities:
      Other assets                                                                  (1,200)                       (5,000)
      Accounts payable                                                                   0                        (1,600)
      Due to General Partners and affiliates                                         4,300                       (21,700)
      Accrued expenses                                                               2,100                        49,900
      Tenant deposits and other liabilities                                           (100)                      (21,900)
                                                                    -------------------------     ------------------------
Net cash provided by operating activities                                          319,700                       216,600
                                                                    -------------------------     ------------------------
Cash flows from investing activities:
  Joint ventures'  and limited partnerships cash
   distributions                                                                   127,750                       231,100
  Increase in property held for investment                                         (17,500)                       (5,300)
  Investment in joint venture and limited
   partnerships                                                                       (850)                      (11,600)
                                                                    -------------------------     ------------------------
Net cash provided by investing activities                                          109,400                       214,200
                                                                    -------------------------     ------------------------
Cash flows from financing activities:
  Cash distributions                                                              (303,000)                     (296,700)
  Repurchase of limited partnership units                                          (51,000)                      (68,100)
                                                                    -------------------------     ------------------------
Net cash used in financing activities                                             (354,000)                     (364,800)
                                                                    -------------------------     ------------------------
Net decrease in cash and cash equivalents                                           75,100                        66,000

Cash and cash equivalents at beginning of period                                   265,900                       359,300
                                                                    -------------------------     ------------------------
Cash and cash equivalents at end of period                          $              341,000        $              425,300
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

The Partnership was funded through a public offering of 300,000 limited partnership units at $100 per unit which commenced in September 1988 and terminated in June 1990. The Partnership term is set to expire in December 1999; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the Limited Partners.

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

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1999 and the related statements of operations for the three and six months ended June 30, 1999 and 1998 and the statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1998.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities. The combined condensed results of operations of these properties for the six months ended June 30, 1999 and 1998 are as follows:


                                                  1999                       1998
                                        ----------------------      ---------------------
   Total revenues                      $             2,956,600     $            2,810,500
   Expenses:
    Property operating                               1,326,700                  1,300,700
    Interest                                           690,000                    742,800
    Depreciation                                       448,200                    435,100
    General and administrative                           6,000                     10,200
                                     -------------------------   ------------------------
                                                     2,470,900                  2,488,800
                                     -------------------------   ------------------------

   Net income                          $               485,700     $              321,700
                                     =========================   ========================

NOTE 4.  BASIC AND DILUTED EARNINGS PER LIMITED PARTNERSHIP UNIT
         -------------------------------------------------------

Basic and diluted earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1999 and 1998 was 288,094 and 288,626 respectively; and 291,953 and 292,217 for the three and six months ended June 30, 1998 respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to Limited Partners in excess of net income allocated to Limited Partners are considered a return of capital. A breakdown of cash distributions to Limited Partners for the six months ended June 30, 1999 and 1998 follows:

                                                    1999                                                1998
                                 ----------------------------------------------      ----------------------------------------------
                                                                      Per                                                 Per
                                          Amount                      Unit                    Amount                      Unit
                                          ------                      ----                    ------                      ----
Net income
 - Limited Partners                $               245,200            $    0.85        $               120,000        $        0.41
Return of capital                                   54,800                  .19                        180,000                 0.62
                                 -------------------------      ---------------      -------------------------      ---------------

                                   $               300,000            $    1.04        $               300,000        $        1.03
                                 =========================      ===============      =========================      ===============

Item 2.
-------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Three months ended June 30, 1999 as compared to three months ended June 30, 1998
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Form 10-QSB.

Results of Operations
---------------------

The results of operations for the three months ended June 30, 1999 and 1998 are not directly comparable due to the sale of Circle K in November 1998. The Partnership realized net income of $119,000 and $59,700 for the three months ended June 30, 1999 and 1998, respectively. Net income per limited partnership unit was $0.41 in 1999 and $0.20 in 1998.

Rent and utilities revenues decreased from $169,900 in 1998 to $127,200 in 1999, due mainly to the sale of Circle K in November, 1998.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $63,400 in 1998 to $96,100 in 1999 due to rental rate increases at the five communities.

Interest income decreased from $3,800 in 1998 to $1,700 in 1999 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses decreased from $82,300 in 1998 to $52,900 in 1999 due mainly to the sale of Circle K in November, 1998.

Interest expense decreased from $31,700 in 1998 to $0 in 1999 due to the sale of Circle K and subsequent repayment of the mortgage note payable.

Six months ended June 30, 1999 as compared to six months ended June 30, 1998
----------------------------------------------------------------------------

Results of Operations
---------------------

The results of operations for the six months ended June 30, 1999 and 1998 are not directly comparable due to the sale of Circle K in November 1998. The Partnership realized net income of $247,700 and $121,200 for the six months ended June 30, 1999 and 1998, respectively. Net income per limited partnership unit was $0.85 in 1999 and $0.41 in 1998.

Rent and utilities revenues decreased from $334,700 in 1998 to $254,400 in 1999, due mainly to the sale of Circle K in November, 1998.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $131,600 in 1998 to $202,700 in 1999 due to rental rate increases at the five communities.

Interest income decreased from $8,400 in 1998 to $3,400 in 1999 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses decreased from $156,200 in 1998 to $107,000 in 1999 due mainly to the sale of Circle K in November, 1998.

Interest expense decreased from $63,800 in 1998 to $0 in 1999 due to the sale of Circle K and subsequent repayment of the mortgage note payable.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the six months ended June 30, 1999 were from the operations of its investment properties and cash distributions from joint ventures. The primary use of cash during the same period was for cash distributions to partners.

At June 30, 1999, the Partnership's proportionate share of joint venture and limited partnership debt was $6,325,000, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.3% at June 30, 1999.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures, and cash distributions to partners. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

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

         b      Reports on Form 8-K

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


                               WINDSOR PARK PROPERTIES 6,
                               A California Limited Partnership


                               By: The Windsor Corporation, its General Partner


                               By  \s\Steven G. Waite
                                   -------------------------
                                   STEVEN G. WAITE
                                   President

Date:  August 13, 1999