Form 10QSB
period 1999-09-30
WINDSOR PARK PROPERTIES 6
filed 1999-11-12
CIK 836393

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended   September 30, 1999
                                            ----------------------


[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



        For the transition period from                to
                                       --------------    --------------

                       Commission file number   0-17576
                                               ---------


          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          California                                              33-0299846
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


           6160 So. Syracuse Way, Greenwood Village, Colorado  80111
           ---------------------------------------------------------
                    (Address of principal executive offices)



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

                                     PART I

Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-QSB may constitute forward-looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 6, A California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.          Financial Statements
-------

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                           September 30, 1999
                                                           ------------------
ASSETS
------
Property held for investment:
  Land                                                     $          325,000
  Buildings and improvements                                        2,467,200
  Fixtures and equipment                                               37,000
                                                           ------------------
                                                                    2,829,200
Less accumulated depreciation                                      (1,250,300)
                                                           ------------------
                                                                    1,578,900

Investments in joint ventures and limited partnerships              4,672,000
Cash and cash equivalents                                             347,800
Other assets                                                            8,000
                                                           ------------------

Total Assets                                               $        6,606,700
                                                           ==================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Accrued expenses                                         $           93,400
  Due to General Partner and affiliates                                29,600
  Tenant deposits and other liabilities                                10,500
                                                           ------------------
Total Liabilities                                                     133,500
                                                           ------------------

Partners' equity:
  Limited partners                                                  6,468,500
  General partners                                                      4,700
                                                           ------------------
                                                                    6,473,200
                                                           ------------------

Total Liabilities and Partner's Equity                     $        6,606,700
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

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                             Three Months Ended September 30,
                                                             --------------------------------
                                                               1999                    1998
                                                             --------                --------
REVENUES
--------

Rent and utilities                                           $128,400                $175,200
Equity in earnings of joint ventures and limited
partnerships                                                   84,600                  65,400
Interest                                                        1,800                   4,500
Other                                                           4,500                   5,000
                                                             --------                --------

                                                              219,300                 250,100
                                                             --------                --------

COSTS AND EXPENSES
------------------

Property operating                                             54,300                  74,400
Interest                                                            0                  31,500
Depreciation and amortization                                  33,800                  45,200
General and administrative:
  Related parties                                               7,700                   7,900
  Other                                                        26,800                  14,500
                                                             --------                --------

                                                              122,600                 173,500
                                                             --------                --------

Net income                                                   $ 96,700                $ 76,600
                                                             ========                ========

Net income  - general partners                               $  1,000                $    800
                                                             ========                ========

Net income - limited partners                                $ 95,700                $ 75,800
                                                             ========                ========

Basic and diluted earnings per limited partnership unit      $   0.33                $   0.26
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

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                              1999                   1998
                                                            --------               --------
REVENUES
--------

Rent and utilities                                          $382,900               $509,900
Equity in earnings of joint ventures and limited
partnerships                                                 287,300                197,100
Interest                                                       5,200                 12,900
Other                                                         13,900                 13,900
                                                            --------               --------

                                                             689,300                733,800
                                                            --------               --------

COSTS AND EXPENSES
------------------

Property operating                                           161,300                230,600
Interest                                                           0                 95,300
Depreciation and amortization                                100,800                135,700
General and administrative:
  Related parties                                             16,100                 26,300
  Other                                                       66,800                 48,000
                                                            --------               --------

                                                             345,000                535,900
                                                            --------               --------

Net income                                                  $344,300               $197,900
                                                            ========               ========

Net income  - general partners                              $  3,400               $  2,000
                                                            ========               ========

Net income - limited partners                               $340,900               $195,900
                                                            ========               ========

Basic and diluted earnings per limited partnership unit     $   1.18               $   0.67
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

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                      Nine Months Ended September 30
                                                      ------------------------------
                                                         1999                1998
                                                      ----------          ----------
Cash flows from operating activities:
  Net income                                          $  344,300          $  197,900
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      100,800             135,700
      Equity in earnings of joint ventures and
        limited partnerships                            (287,300)           (197,100)
      Joint ventures' and limited partnerships cash
        distributions                                    287,300             197,100
      Amortization of deferred financing costs                 0               7,900

      Changes in operating assets and liabilities:
        Other assets                                      (1,900)             (8,900)
        Accounts payable                                       0              (2,000)
        Due to General Partners and affiliates            19,400             (15,700)
        Accrued expenses                                   8,500              75,700
        Tenant deposits and other liabilities               (800)            (23,600)
                                                      ----------          ----------
Net cash provided by operating activities                470,300             367,000
                                                      ----------          ----------

Cash flows from investing activities:
  Joint ventures' and limited partnerships cash
    distributions                                        310,750             331,400
  Increase in property held for investment               (20,100)            (15,100)
  Investment in joint venture and limited
    partnerships                                         (16,350)              2,100
                                                      ----------          ----------
Net cash provided by investing activities                274,300             318,400
                                                      ----------          ----------

Cash flows from financing activities:
  Cash distributions                                    (593,400)           (591,200)
  Repurchase of limited partnership units                (69,300)            (97,700)
                                                      ----------          ----------
Net cash used in financing activities                   (662,700)           (688,900)
                                                      ----------          ----------

Net decrease in cash and cash equivalents                 81,900              (3,500)

Cash and cash equivalents at beginning of period         265,900             359,300
                                                      ----------          ----------
Cash and cash equivalents at end of period            $  347,800          $  355,800
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

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  THE PARTNERSHIP
         ----------------

Windsor Park Properties 6, A California Limited Partnership (the "Partnership"), was formed in June 1988 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation, a California corporation ("TWC"), and John A. Coseo, Jr. In September 1998, Chateau Communities, Inc. a publicly held real estate investment trust ("Chateau"), purchased 100% of the shares of TWC.

The Partnership was funded through a public offering of 300,000 limited partnership units at $100 per unit which commenced in September 1988 and terminated in June 1990. The Partnership term is set to expire in December 1999; however, the Partnership may either be dissolved earlier or extended under certain circumstances.

The Partnership was organized in September 1988 and, thus, many of our current Limited Partners have held an investment in the Partnership for more than 10 years. The General Partners believe that many of the Limited Partners would like to have the opportunity to achieve liquidity in their investment in the Partnership. Accordingly, in light of the near-term expiration of the Partnership's stated term, the General Partners are developing a plan which would liquidate and dissolve the Partnership. The Partnership and N'Tandem Trust, an externally-advised California business trust in which Chateau, as of September 30, 1999, held 9.8% of the outstanding capital stock ("N'Tandem"), are in discussions with respect to a transaction whereby the Partnership would sell its one wholly-owned property and its partial ownership interests in six other properties to N'Tandem. The consummation of the proposed transaction with N'Tandem would be subject to the satisfaction of certain conditions, including the approval of a majority-in-interest of the Partnership's Limited Partners. The General Partners expect to file with the Securities and Exchange Commission (the "Commission") a proxy statement describing the terms of the proposed transaction sometime in the near future and, upon clearance from the Commission, to mail the proxy statement to Limited Partners. If the proposed transaction with N'Tandem is consummated, the Partnership will be liquidated and liquidating distributions will be made to Limited Partners in accordance with the terms of the Partnership's Agreement of Limited Partnership. There can, however, be no assurances that the proposed transaction with N'Tandem will be consummated or, if consummated, that the proposed transaction will close prior to the end of the Partnership's stated term.


NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1999 and the related statements of operations for the three and nine months ended September 30, 1999 and 1998 and the statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1998.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities. The combined condensed results of operations of these properties for the nine months ended September 30, 1999 and 1998 are as follows:


                                           1999             1998
                                       ------------     ------------
   Total revenues                      $  4,445,100     $  4,224,500
   Expenses:
     Property operating                   2,031,600        1,966,600
     Interest                             1,039,300        1,108,700
     Depreciation                           682,000          652,700
     General and administrative              11,800           12,000
                                       ------------     ------------
                                          3,764,700        3,740,000
                                       ------------     ------------

   Net income                          $    680,400     $    484,500
                                       ============     ============

NOTE 4.  BASIC AND DILUTED EARNINGS PER LIMITED PARTNERSHIP UNIT
         -------------------------------------------------------

Basic and diluted earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1999 was 287,167 and 288,135 respectively; and 291,319 and 291,576 for the three and nine months ended September 30, 1998 respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to Limited Partners in excess of net income allocated to Limited Partners are considered a return of capital. A breakdown of cash distributions to Limited Partners for the nine months ended September 30, 1999 and 1998 follows:

                               1999                   1998
                        ------------------     -----------------
                                     Per                   Per
                         Amount      Unit       Amount     Unit
                        --------    ------     --------   ------
Net income
 - Limited Partners     $340,900    $ 1.18     $195,800   $ 0.67
Return of capital        246,500       .86      404,200     1.39
                        --------    ------     --------   ------
                        $587,400    $ 2.04     $600,000   $ 2.06
                        ========    ======     ========   ======

Item 2.
-------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Three months ended September 30, 1999 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1998
------------------

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Form 10-QSB.

Results of Operations
---------------------

The results of operations for the three months ended September 30, 1999 and 1998 are not directly comparable due to the sale of Circle K in November 1998. The Partnership realized net income of $96,700 and $76,600 for the three months ended September 30, 1999 and 1998, respectively. Net income per limited partnership unit was $0.33 in 1999 and $0.26 in 1998.

Rent and utilities revenues decreased from $175,200 in 1998 to $128,400 in 1999, due mainly to the sale of Circle K in November 1998.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $65,400 in 1998 to $84,600 in 1999 due to rental rate increases at the five communities.

Interest income decreased from $4,500 in 1998 to $1,800 in 1999 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses decreased from $74,400 in 1998 to $54,300 in 1999 due mainly to the sale of Circle K in November 1998.

Interest expense decreased from $31,500 in 1998 to $0 in 1999 due to the sale of Circle K and subsequent repayment of the mortgage note payable.

General and administrative expenses increased from $22,400 in 1998 to $34,500 in 1999 primarily due to an increase in legal expenses.

Nine months ended September 30, 1999 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1998
--------

Results of Operations
---------------------

The results of operations for the nine months ended September 30, 1999 and 1998 are not directly comparable due to the sale of Circle K in November 1998. The Partnership realized net income of $344,300 and $197,900 for the nine months ended September 30, 1999 and 1998, respectively. Net income per limited partnership unit was $1.18 in 1999 and $0.67 in 1998.

Rent and utilities revenues decreased from $509,900 in 1998 to $382,900 in 1999, due mainly to the sale of Circle K in November 1998.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $197,100 in 1998 to $287,300 in 1999 due to rental rate increases at the five communities.

Interest income decreased from $12,900 in 1998 to $5,200 in 1999 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses decreased from $230,600 in 1998 to $161,300 in 1999 due mainly to the sale of Circle K in November 1998.

Interest expense decreased from $95,300 in 1998 to $0 in 1999 due to the sale of Circle K and subsequent repayment of the mortgage note payable.

General and administrative expenses increased from $74,300 in 1998 to $82,900 in 1999 primarily due to an increase in legal expenses.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the nine months ended September 30, 1999 were from the operations of its investment properties and cash distributions from joint ventures. The primary use of cash during the same period was for cash distributions to partners.

At September 30, 1999, the Partnership's proportionate share of joint venture and limited partnership debt was $6,318,400, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.6% at September 30, 1999.

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

Substantially all of the computer systems and applications and operating systems in use in use by TWC and the properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable year 2000 issues as they might affect the computer systems and applications located in the Partnership's offices and properties. The Partnership anticipates that implementation of solutions to any year 2000 issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

The Partnership is exposed to the risk that one or more of its vendors or service providers may experience year 2000 problems which impact the ability of such vendor or service provider to provide goods and services. Due to the availability of alternative suppliers, this is not considered as significant a risk with respect to the suppliers of goods. The disruption of certain services, however, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Partnership's operations. To date, the Partnership is not aware of any vendor or service provider year 2000 issue that the General Partners believe would have a material adverse impact on the Partnership's operations. The Partnership, however, has no means of ensuring that its vendors or service providers will be year 2000 ready. The inability of vendors or service providers to complete the year 2000 resolution process in a timely fashion could have an adverse impact on the Partnership and the effect of non-compliance by vendors or service providers is not determinable at this time. Residents who pay rent to the Partnership do not pose year 2000 problems for the Partnership given the type and nature of the Partnership's properties and residents.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Partnership. The likelihood and effect of such disruptions is not determinable at this time.

The General Partners expect to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the year 2000 issue will materially impact the financial condition or operations of the Partnership

PART II
-------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a) Exhibits and Index of Exhibits

            (3) Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 33-23183 and incorporated herein by reference.

            (27)  Financial Data Schedule

         b) Reports on Form 8-K

            None

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       WINDSOR PARK PROPERTIES 6,
                       A California Limited Partnership

                       By: The Windsor Corporation, its Managing General Partner


                       By \s\Steven G. Waite
                          -----------------------
                              STEVEN G. WAITE
                              President

Date:  November 12, 1999