Form 10KSB/A
period 1998-12-31
WINDSOR PARK PROPERTIES 6
filed 2000-02-03
CIK 836393

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..............to...............

Commission file number 0-17576

          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
             (Exact name of small business issuer in its charter)

     California                                        33-0299846
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

              6430 South Quebec Street, Englewood, Colorado    80111
           ------------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)

Issuer's telephone number:  (303) 741-3707

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  Units of Limited Partnership Interest
                                                                ------------------------------------
                                                                         (Title of Class)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

     State issuer's revenues for its most recent fiscal year: $1,341,921

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

                                    PART I
                                    ------

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Certain matters discussed under the captions "Description of Business," "Description of Properties," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-KSB/A may constitute forward-looking statements, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Windsor Park Properties 6, a California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

The General Partners are currently exploring possible strategic alternatives for the Partnership with a view towards providing limited partners with the opportunity to achieve liquidity in their investment. There can, however, be no assurances that any such strategic alternative will be consummated or that the Partnership will not continue in its current form until the end of its stated term.

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

In November 1998, the Partnership sold the K Community for $1,200,000. The Partnership used the proceeds received to payoff the mortgage debt that was collateralized with Circle K and Chisholm Creek.

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

                                            Town and
                                             Country          Garden Walk
                                             Estates          -----------
                                             -------           Palm Beach
                                             Tucson,            Gardens,
Location                                     Arizona            Florida
------------------------------------------------------------------------------
Percentage of Ownership                          58%                31%
Date Acquired                                  1/89               8/95
Acreage                                          38                 71
Number of Spaces                                320                484
Monthly Rents (1)                        $      219         $      355
Occupancy Level:
  December 31, 1998                              96%                91%
Real Estate Taxes                        $   34,300         $  167,800
Federal Tax Basis (2)                    $2,052,800         $2,666,200
Mortgage Information:
  Balance payable                        $1,550,000         $5,700,000
  Interest rate                                8.23%              8.23%
  Amortization period                            --                 --
  Maturity date                                9/02               8/02
  Balance due at maturity                $1,550,000         $5,700,000

         -------------------------

                                                                      Rancho               Chisholm
                                                  Winter Haven        Margate                Creek
                                                  ------------        -------                ------
                                                  Winter Haven,       Margate,              Wichita,
Location                                             Florida          Florida                Kansas
---------------------------------------------------------------------------------------------------------------
Percentage of Ownership                                 41%                41%                 100%
Date Acquired                                        10/95               9/95                 7/89
Acreage                                                 30                 29                   45
Number of Spaces                                       238                245                  254
Monthly Rents (1)                               $      224         $      364           $      160
Occupancy Level:
  December 31, 1998                                     98%                97%                 100%
Real Estate Taxes                               $   36,900         $  158,000           $   28,600
Federal Tax Basis (2)                           $1,166,100         $2,549,800           $1,550,200
Mortgage Information:
  Balance payable                               $1,594,900         $3,625,200                    -
  Interest rate                                       8.92%              8.92%                   -
  Amortization period                                   30 yr.             30 yr.                -
  Maturity date                                       6/23               7/23                    -
  Balance due at maturity                       $        0         $        0                    -

                                                  Carefree
                                                  Village
                                                  -------
                                                   Tampa,
Location                                          Florida
---------------------------------------------------------------------------------------------------------------
Percentage of Ownership                                 44%
Date Acquired                                         7/90
Acreage                                                 58
Number of Spaces                                       406
Monthly Rents (1)                               $      274
Occupancy Level:
  December 31, 1998                                     87%
Real Estate Taxes                               $  134,200
Federal Tax Basis (2)                           $2,142,200
Mortgage Information:
  Balance payable                               $3,479,800
  Interest rate                                       8.23%
  Amortization period                                   --
  Maturity date                                       6/02
  Balance due at maturity                       $3,479,800


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

Cash distributions paid to limited partners since December 31, 1996 are as follows:

                                                 Per $1,000
Date Paid                      Amount (1)        Invested (2)
----------                     ----------        ------------
August 1998                    $291,500          $ 9.74
February 1998                  $293,600          $ 9.81
August 1997                    $300,000          $10.02
February 1997                  $300,000          $10.02

(1)  Amounts exclude general partner participation.
(2)  Computed based on $29,932,500 original investment.

Cash distributions paid to the General Partners since December 31, 1996 were $12,200.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Annual Report. Certain statements in this discussion constitute "forward-looking statements," and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the partnership or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity during the years ended December 31, 1998 and 1997 were its cash flow generated from the operation of its communities, distributions from investments in joint ventures and limited partnerships and proceeds from the sale of a community in 1998. Net cash provided by operating activities was $461,100 and $337,200 for the years ended December 31, 1998 and 1997, respectively. At December 31, 1998, the Partnership's cash amounted to $265,900.

The Partnership's primary uses of its capital resources during the same periods were for cash distributions to partners and the payoff of a mortgage note. Cash distributions to partners totaled $591,200 and $606,100 for the years ended December 31, 1998 and 1997, respectively.

The Partnership's mortgage debt of $1,340,000 was paid off with the proceeds from the sale of the Circle K Community in November of 1998. The Partnership's principal long-term liquidity requirement will be the repayment of principal on its proportionate share of outstanding joint venture mortgage debt. The Partnership's proportionate share of joint venture debt at December 31, 1998 was $6,337,400, consisting entirely of variable rate debt with an average rate of 8.5%. The partnership and affiliated entities are jointly and severally liable for the full amounts of the loans obtained jointly through joint ventures and limited partnerships.

The future sources of liquidity for the Partnership will be provided from property operations, cash reserves, and ultimately from the sale of communities and investments in joint ventures and limited partnerships. The Partnership expects to meet its short-term liquidity requirements, including capital expenditures, administration expenses, and distributions to partners, from cash flow provided from property operations and distributions from investments in joint ventures and limited partnerships. The Partnership expects to meet its long-term liquidity requirement through the sale of its communities and investments in joint ventures and limited partnerships, and cash reserves.

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


PricewaterhouseCoopers LLP
Denver, Colorado
March 19, 1999

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------


                                                              December 31, 1998
                                                              -----------------
ASSETS
------

Property held for investment, net                                $    1,659,600
Investments in joint ventures and limited partnerships                4,966,400
Cash and cash equivalents                                               265,900
Other assets                                                              6,100
                                                                 --------------

Total Assets                                                     $    6,898,000
                                                                 ==============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Accrued expenses                                                       84,900
  Tenant deposits and other liabilities                                  11,300
   Due to general partners and affiliates                                10,200
                                                                 --------------

Total Liabilities                                                       106,400
                                                                 --------------

Commitments and Contingencies (Note 8)

Partners' Equity:
  Limited partners                                                    6,784,300
  General partners                                                        7,300
                                                                 --------------

Total Partners' Equity                                                6,791,600
                                                                 --------------

Total Liabilities and Partners' Equity                           $    6,898,000
                                                                 ==============

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------



                                                 For The Year Ended December 31,
                                                 -------------------------------

                                                     1998               1997
                                                 ------------       ------------

REVENUES
--------

Rent and utilities                                 $  651,600         $  630,800
Equity in earnings of joint ventures and limited      259,200            208,500
 partnerships
Interest                                               15,200             16,900
Gain on sale of property                              396,000                  -
Other                                                  19,000             25,200
                                                   ----------         ----------

                                                    1,341,900            881,400
                                                   ----------         ----------

COSTS AND EXPENSES
------------------

Property operating                                    307,200            329,200
Depreciation                                          173,700            179,500
Interest                                              147,900            127,200
General and administrative:
  Related parties                                      32,000             67,900
  Other                                                71,400             39,200
                                                   ----------         ----------

                                                      732,200            743,000
                                                   ----------         ----------

Net income                                         $  609,700         $  138,400
                                                   ==========         ==========

Net income - general partners                      $    6,100         $    1,400
                                                   ==========         ==========

Net income - limited partners                      $  603,600         $  137,000
                                                   ==========         ==========
Basic and diluted earnings per limited
 partnership unit                                  $     2.07         $      .47
                                                   ==========         ==========

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                        STATEMENTS OF PARTNERS' EQUITY
                        ------------------------------
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                ----------------------------------------------

                                   General Partners         Limited Partners              Total
                                   ----------------         ----------------         ----------------
Balance at December 31, 1996             $   12,000               $7,390,400               $7,402,400

Cash distributions                           (6,100)                (600,000)                (606,100)

Net income                                    1,400                  137,000                  138,400

Repurchase of limited partnership
  Units                                                              (48,400)                 (48,400)
                                         ----------               ----------               ----------

Balance at December 31, 1997                  7,300                6,879,000                6,886,300

Cash distributions                           (6,100)                (585,100)                (591,200)

Net income                                    6,100                  603,600                  609,700
Repurchase of limited partnership
  Units                                                             (113,200)                (113,200)
                                         ----------               ----------               ----------
Balance at December 31, 1998             $    7,300               $6,784,300               $6,791,600
                                         ==========               ==========               ==========

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                      For The  Year Ended December 31,
                                                                      --------------------------------

                                                                          1998                1997
                                                                      ------------        ------------
Cash flows from operating activities:
 Net income                                                           $    609,700        $    138,400
  Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Depreciation                                                           173,700             179,500
    Equity in earnings of joint ventures and limited partnerships         (259,200)           (208,500)
    Joint ventures' and limited partnerships' cash distributions           259,200             208,500
    Amortization of deferred financing costs                                49,400              10,400
    Gain on sale of property held for investment                          (396,900)             (6,300)

Changes in operating assets and liabilities:
   Decrease in other assets                                                 27,200               7,700
   Decrease in accounts payable                                             (5,400)               (700)
   Increase (decrease) in accrued expenses                                  47,200              (9,100)
   (Decrease) increase in due to General Partners and affiliates           (19,500)             29,700
   Decrease in tenant deposits and other liabilities                       (24,300)            (12,400)
                                                                      ------------        ------------

Net cash provided by operating activities                                  461,100             337,200
                                                                      ------------        ------------

Cash flows from investing activities:
  Joint ventures' and limited partnerships' cash distributions             414,600             207,500
  Increase in property held for investment                                 (37,600)            (38,400)
  Proceeds from sale of property                                         1,129,000               6,300
  Investment in joint venture and limited partnership                      (16,100)            (29,000)
                                                                      ------------        ------------

Net cash provided by investing activities                                1,489,900             146,400
                                                                      ------------        ------------

Cash flows from financing activities:
   Cash distributions to partners                                         (591,200)           (606,100)
   Repurchase of limited partnership units                                (113,200)            (48,400)
   Repayment of notes payable                                           (1,340,000)                  -
                                                                      ------------        ------------

Net cash used in financing activities                                   (2,044,400)           (654,500)
                                                                      ------------        ------------

Net decrease in cash and cash equivalents                                  (93,400)           (170,900)
Cash and cash equivalents at beginning of year                             359,300             530,200
                                                                      ------------        ------------
Cash and cash equivalents at end of year                              $    265,900        $    359,300
                                                                      ------------        ------------
Supplemental disclosure of cash flow information:
   Cash paid during the year for Interest (none
   Capitalized)                                                       $    147,900        $    126,200
                                                                      ============        ============

                See accompanying notes to financial statements

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

NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

Property held for investment consists of one manufactured home community summarized as follows:

          Name of Property        Date Acquired           Location
          ----------------        -------------           --------

           Chisholm Creek         July 27, 1989           Wichita, Kansas


                                                    December 31, 1998
                                                    -----------------

     Land                                            $        325,000
     Buildings and improvements                             2,447,200
     Fixtures and equipment                                    37,000
                                                     ----------------

                                                            2,809,200
     Less accumulated depreciation                         (1,149,600)
                                                     ----------------

                                                     $      1,659,600
                                                     ================


NOTE 4.  INVESTMENTS IN JOINT VENTURES AND LIMTED PARTNERSHIPS
         -----------------------------------------------------

The Partnership's investments in joint ventures consist of interests in five manufactured home communities summarized as follows:

                            Ownership
Name of Property            Percentage     Date Acquired             Location
----------------            ----------     --------------            --------
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

The combined condensed financial position and results of operations of the joint ventures and limited partnerships are as follows:

                                                       December 31, 1998
                                                       -----------------
Financial Position
------------------
Property held for investment, net                          $ 27,324,000
Cash                                                            109,600
Other assets                                                    577,900
                                                            ------------

  Total assets                                              $ 28,011,500
                                                            ============


Mortgage notes payable                                      $ 15,950,000
Accounts payable                                                   3,200
Other liabilities                                                263,600
                                                            ------------

  Total liabilities                                           16,216,800

Partners' equity                                              11,794,700
                                                            -------------

Total Liabilities and Partners' Equity                      $ 28,011,500
                                                            ============

                                       For The Year Ended December 31, 1998
Results of Operations                       1998                   1997
---------------------                       ----                   ----
Property revenues                        $  5,696,600          $  5,481,700
                                         ------------          ------------
Expenses:
  Property operating                        2,696,100             2,590,600
  Interest                                  1,462,400             1,480,300
  Depreciation                                894,500               867,600
                                         ------------          ------------

                                            5,053,000             4,938,500
                                         ------------          ------------

Net income                               $    643,600          $    543,200
                                         ============          ============


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

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the limited partners for the years ended December 31, 1998 and 1997 follows:


                                       1998                                             1997
                           ---------------------------------              ---------------------------------

                                                   Per                                               Per
                            Amount                 Unit                      Amount                  Unit
                            ------                 ----                      ------                  ----
Net income
 - Limited Partners          $  603,600          $      2.07                 $  137,000          $     .47
Return of capital                    --                   --                    463,000               1.57
Net income in excess
   of distributions             (18,500)                (.06)                        --                 --
                             ----------          ------------                -----------         ----------

Total Distributions          $  585,100          $      2.01                 $  600,000          $    2.04
                             ==========          ===========                 ==========          =========

NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENT
         ----------------------------------

The carrying amounts of cash equivalents, other assets, accrued expenses and other liabilities approximate fair value because of the short maturity of the financial instuments.

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

                                   PART III
                                   --------

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          --------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------

The general partners of the Partnership are The Windsor Corporation and John A. Coseo, Jr.

In July 1994, The Windsor Corporation merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to The Windsor Corporation (hereafter, "The Windsor Corporation").

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

The names, ages, and nature of the positions held by the directors and executive officers of The Windsor Corporation follow:

                Name                 Age                 Office
          ----------------         -------        ----------------------
          Steven G. Waite             44          President and Director
          Gary P. McDaniel            53          Director
          C.G. Kellogg                55          Director

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

Gary P. McDaniel (53), a director of The Windsor Corporation has been Chief Executive Officer and a director of Chateau Communities, Inc. ("Chateau") since February 1997. He served as the Chairman of the Board, President and Chief Executive Officer for ROC Communities, Inc., which was merged with Chateau in 1997. Since 1993, he has been an executive and shareholder of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972. Mr. McDaniel is also a Trustee of N Tandem Trust; which is advised by The Windsor Corporation. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United States Air Force.

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

(b)  Security Ownership of Management

        The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and
        (ii) all General Partners as a group as of December 31, 1998:

                                                    Amount and Nature of    Percent of
     Title of Class           Beneficial Owner      Beneficial Ownership      Class
     ---------------------------------------------------------------------------------
     Units of Limited         John A. Coseo, Jr.,
       Partnership Interest     a general partner            10               .003%
                                                             --               ----

     Units of Limited         All general partners
       Partnership Interest     as a group                   10               .003%
                                                             ==               ====


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1998 and 1997.

Form of Compensation and Entity Receiving                   1998        1997
-----------------------------------------                 --------    --------

Expense reimbursement - The Windsor Corporation             32,000    $ 77,500
Cash distributions - The Windsor Corporation              $  6,100    $  6,100

Item 13.  EXHIBITS AND REPORTS ON  8-K
          ----------------------------

          (a)  Exhibits and Index of Exhibits

               (3) - Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 33-23183 and incorporated herein by reference.

               (27) - Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the last quarter of the period covered by this Form 10-KSB/A.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of February 2000.


                           WINDSOR PARK PROPERTIES 6
                     A California Limited Partnership by:
                            THE WINDSOR CORPORATION

                           By:   /s/ Steven G. Waite
                                 -------------------
                                 STEVEN G. WAITE
                                 President