Form 10QSB/A
period 1999-03-31
WINDSOR PARK PROPERTIES 6
filed 2000-02-03
CIK 836393

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB/A

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


          For the quarterly period ended     March 31, 1999
                                         ---------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



          For the transition period from _____________________ to


          Commission file number   0-17576
                                   -------


          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                         California                                             33-0299846
--------------------------------------------------------------    --------------------------------
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

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

                               TABLE OF CONTENTS

                                    PART I
                                    ------

                                                                      Page
                                                                      ----
Item 1.   Financial Statements                                         2

Item 2.   Management's Discussion and Analysis of Financial            7
          Condition and Results of Operations


                                    PART II
                                    -------


Item 6.   Exhibits and Reports on Form 8-K                             9


          SIGNATURE                                                   10

                                    PART I
                                    ------


Certain matters discussed under the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-QSB/A may constitute forward-looking statements, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 6, a California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.   Financial Statements
------

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                                    March 31, 1999
                                                                    --------------
ASSETS
------

Property held for investment:
  Land                                                              $     325,000
  Buildings and improvements                                            2,455,700
  Fixtures and equipment                                                   37,000
                                                                    -------------
                                                                        2,817,700
Less accumulated depreciation                                          (1,182,500)
                                                                    -------------
                                                                        1,635,200

Investments in joint ventures and limited partnerships                  4,955,900
Cash and cash equivalents                                                 143,000
Other assets                                                                3,800
                                                                    -------------

Total Assets                                                        $   6,737,900
                                                                    =============


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Accrued expenses                                                  $     101,400
  Due to General Partner and affiliates                                    22,300
  Tenant deposits and other liabilities                                    11,200
                                                                    -------------

Total Liabilities                                                         134,900
                                                                    -------------

Partners' equity:
  Limited partners                                                      6,597,400
  General partners                                                          5,600
                                                                    -------------

                                                                        6,603,000
                                                                    -------------
Total Liabilities and Partner's Equity                              $   6,737,900
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

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           1999              1998
                                                                        -----------      -----------
REVENUES
--------

Rent and utilities                                                      $   127,200      $   164,800
Equity in earnings of joint ventures and limited partnerships               106,600           68,200

Interest                                                                      1,700            4,700
Other                                                                         2,700            3,900
                                                                        -----------      -----------

                                                                            238,200          241,600
                                                                        -----------      -----------

COSTS AND EXPENSES
------------------

Property operating                                                           54,100           74,000
Interest                                                                          0           32,100
Depreciation and amortization                                                32,900           45,200
General and administrative:
  Related parties                                                             4,600           10,600
  Other                                                                      17,900           18,200
                                                                        -----------      -----------

                                                                            109,500          180,100
                                                                        -----------      -----------

Net income                                                              $   128,700      $    61,500
                                                                        ===========      ===========

Net income  - general partners                                          $     1,300      $       600
                                                                        ===========      ===========

Net income - limited partners                                           $   127,400      $    60,900
                                                                        ===========      ===========

Basic and Dilutive earnings per limited partnership unit                $      0.44      $      0.21
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

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                             Three Months Ended March 31,
                                                             -----------------------------
                                                                 1999               1998
                                                             -----------        ----------
Cash flows from operating activities:
  Net income                                                 $   128,700        $   61,500
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                 32,900            45,200
    Equity in earnings of joint ventures and limited
     partnerships                                               (106,600)          (68,200)

    Joint ventures' and limited partnerships cash
     distributions                                               106,600            68,200

    Amortization of deferred financing costs                           0             2,700

    Changes in operating assets and liabilities:
      Other assets                                                 2,300             5,000
      Accounts payable                                            (1,400)           (4,400)
      Due to General Partners and affiliates                      12,100             5,300
      Accrued expenses                                            17,900            34,000
      Tenant deposits and other liabilities                         (100)          (20,600)

Net cash provided by operating activities                        192,400           128,700
                                                             -----------        ----------

Cash flows from investing activities:
  Joint ventures'  and limited partnerships cash
   distributions                                                  10,600           156,300

  Increase in property held for investment                        (8,500)           (1,100)
  Investment in joint venture and partnerships                      (100)                0
                                                             -----------        ----------

Net cash provided by investing activities                          2,000           155,200
                                                             -----------        ----------

Cash flows from financing activities:
  Cash distributions                                            (303,000)          296,700)
  Repurchase of limited partnership units                        (14,300)          (14,200)
                                                             -----------        ----------

Net cash used in financing activities                           (317,300)          310,900)
                                                             -----------        ----------

Net decrease in cash and cash equivalents                       (122,900)          (27,000)

Cash and cash equivalents at beginning of period                 265,900           359,300
                                                             -----------        ----------

Cash and cash equivalents at end of period                   $   143,000        $  332,300
                                                             ===========        ==========

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

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB/A for the year ended December 31, 1998.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities. The combined condensed results of operations of these properties for the three months ended March 31, 1999 and 1998 are as follows:


                                           1999               1998
Total revenues                         $ 1,478,900     $  1,401,300
Expenses:
  Property operating                       647,600          639,900
  Interest                                 346,500          373,300
  Depreciation                             223,200          217,500
  General and administrative                 1,700            2,900
                                       -----------     ------------

                                         1,219,000        1,233,600
                                       -----------     ------------

Net income                             $   259,900     $    167,700
                                       ===========     ============

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1999 and 1998 follows:

                                        1999                              1998
                              -------------------------       ----------------------------

                                                Per                                 Per
                                Amount          Unit            Amount              Unit
                                ------          ----            ------              ----
Net income
 - limited partners           $   127,400       $  0.44       $     60,900        $   0.20
Return of capital                 172,600          0.60            239,100            0.82
                              -----------       -------       ------------        --------

                              $   300,000       $  1.04       $    300,000        $   1.02
                              ===========       =======       ============        ========

Item 2.
-------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               ------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Three months ended March 31, 1999 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1998
----

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Form 10-QSB/A.

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

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of liquidity during the three months ended March 31, 1999 were its cash flow generated from the operation of its communities and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $192,400 for the three months ended March 31, 1999. At March 31, 1999, the Partnership's cash amounted to $143,000.

The Partnership's primary use of cash during the same period was for cash distributions to partners. Cash distributions to partners totaled $303,000 for the three months ended March 31, 1999.

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


                           WINDSOR PARK PROPERTIES 6,
                           A California Limited Partnership

                           By:  The Windsor Corporation, its general partner


                           By /s/ Steven G. Waite
                              ------------------------------------

                              STEVEN G. WAITE
                              President

Date:  February 3, 2000