Form 10QSB/A
period 1999-06-30
WINDSOR PARK PROPERTIES 6
filed 2000-02-03
CIK 836393

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                FORM 10-QSB/A

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934


               For the quarterly period ended     June 30, 1999
                                              -----------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from             to
                                    ------------  -----------


       Commission file number   0-17576
                             ----------


          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                        California                                              33-0299846
 ------------------------------------------------------------         -------------------------------
(State or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)


                              6160 So. Syracuse Way, Greenwood Village, Colorado 80111
                         ------------------------------------------------------------------
                                     (Address of principal executive offices)

                                (303) 741-3707
                           -------------------------
                          (Issuer's telephone number)



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

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                                                     Three Months Ended June 30,
                                                                        -----------------------------------------------------
                                                                                  1999                        1998
                                                                        -------------------------    ------------------------
REVENUES
--------
Rent and utilities                                                       $                127,200     $               169,900
Equity in earnings of joint ventures and limited
partnerships                                                                               96,100                      63,400
Interest                                                                                    1,700                       3,800
Other                                                                                       6,700                       5,100
                                                                        -------------------------    ------------------------
                                                                                          231,700                     242,200
                                                                        -------------------------    ------------------------
COSTS AND
---------
EXPENSES
--------

Property operating                                                                         52,900                      82,300
Interest                                                                                        0                      31,700
Depreciation and amortization                                                              34,000                      45,200
General and administrative:
  Related parties                                                                           3,800                       7,900
  Other                                                                                    22,000                      15,400
                                                                        -------------------------    ------------------------
                                                                                          112,700                     182,500
                                                                        -------------------------    ------------------------
Net income                                                               $                119,000     $                59,700
                                                                        =========================    ========================
Net income  - general partners                                           $                  1,200     $                   600
                                                                        =========================    ========================
Net income - limited partners                                            $                117,800     $                59,100
                                                                        =========================    ========================
Basic and diluted earnings per limited partnership unit                  $                   0.41     $                  0.20
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

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                                                                 Six Months Ended June 30,
                                                                   -----------------------------------------------------
                                                                             1999                        1998
                                                                   -------------------------    ------------------------
REVENUES
--------
Rent and utilities                                                   $               254,400      $              334,700
Equity in earnings of joint ventures and limited
partnerships                                                                         202,700                     131,600
Interest                                                                               3,400                       8,400
Other                                                                                  9,500                       9,000
                                                                   -------------------------    ------------------------
                                                                                     470,000                     483,700
                                                                   -------------------------    ------------------------

COSTS AND EXPENSES
------------------

Property operating                                                                   107,000                     156,200
Interest                                                                                   0                      63,800
Depreciation and amortization                                                         66,900                      90,400
General and administrative:
  Related parties                                                                      8,400                      18,500
  Other                                                                               40,000                      33,600
                                                                   -------------------------    ------------------------
                                                                                     222,300                     362,500
                                                                   -------------------------    ------------------------
Net income                                                           $               247,700      $              121,200
                                                                   =========================    ========================
Net income  - general partners                                       $                 2,500      $                1,200
                                                                   =========================    ========================
Net income - limited partners                                        $               245,200      $              120,000
                                                                   =========================    ========================
Basic and diluted earnings per limited partnership  unit             $                  0.85      $                 0.41
                                                                   =========================    ========================


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                                        Six Months Ended June 30
                                                                         ------------------------------------------------------
                                                                                    1999                         1998
                                                                         ------------------------      ------------------------
Cash flows from operating activities:
  Net income                                                               $              247,700        $              121,200
  Adjustments to reconcile net income to net cash provided
by operating activities:
    Depreciation and amortization                                                          66,900                        90,400
    Equity in earnings of joint ventures and limited
     partnerships                                                                        (202,700)                     (131,600)
    Joint ventures' and limited partnerships cash
     distributions                                                                        202,700                       131,600
    Amortization of deferred financing costs                                                    0                         5,300

    Changes in operating assets and liabilities:
      Other assets                                                                         (1,200)                       (5,000)
      Accounts payable                                                                          0                        (1,600)
      Due to General Partners and affiliates                                                4,300                       (21,700)
      Accrued expenses                                                                      2,100                        49,900
      Tenant deposits and other liabilities                                                  (100)                      (21,900)
                                                                         ------------------------      ------------------------
Net cash provided by operating activities                                                 319,700                       216,600
                                                                         ------------------------      ------------------------
Cash flows from investing activities:
  Joint ventures' and limited partnerships cash
    distributions                                                                         127,750                       231,100
  Increase in property held for investment                                                (17,500)                       (5,300)
  Investment in joint venture and limited partnerships                                       (850)                      (11,600)
                                                                         ------------------------      ------------------------
Net cash provided by investing activities                                                 109,400                       214,200
                                                                         ------------------------      ------------------------
Cash flows from financing activities:
  Cash distributions                                                                     (303,000)                     (296,700)
  Repurchase of limited partnership units                                                 (51,000)                      (68,100)
                                                                         ------------------------      ------------------------
Net cash used in financing activities                                                    (354,000)                     (364,800)
                                                                         ------------------------      ------------------------
Net decrease in cash and cash equivalents                                                  75,100                        66,000

Cash and cash equivalents at beginning of period                                          265,900                       359,300
                                                                         ------------------------      ------------------------
Cash and cash equivalents at end of period                                 $              341,000        $              425,300
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

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of liquidity during the six months ended June 30, 1999 were its cash flow generated from the operation of its communities and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $319,700 for the six months ended June 30, 1999. At June 30, 1999, the Partnership's cash amounted to $341,000.

The Partnership's primary use of cash during the same period was for cash distributions to partners. Cash distributions to partners totaled $303,000 for the six months ended June 30, 1999.

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


                               WINDSOR PARK PROPERTIES 6,
                               A California Limited Partnership

                               By:  The Windsor Corporation, its General Partner


                               By /s/Steven G.Waite
                                  -----------------
                                  STEVEN G. WAITE
                                  President



Date:  February 3, 2000