Form 10QSB/A
period 1999-09-30
WINDSOR PARK PROPERTIES 6
filed 2000-02-03
CIK 836393

               U.S. SECURITIES AND EXCHANGE COMMISSION~PRIVATE ~~
                             Washington D.C. 20549


                                 FORM 10-QSB/A


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1999
                                   ------------------


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



For the transition period from_____________________ to____________


Commission file number   0-17576
                         -------

          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         California                                  33-0299846
-----------------------------------         ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


            6160 So. Syracuse Way, Greenwood Village, Colorado 80111
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (303) 741-3707
                       -----------------------------------
                           (Issuer's telephone number)


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

                                     PART I


Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-QSB/A may constitute forward-looking statements, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 6, A California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1. Financial Statements
-------


                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                       (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                                                      September 30, 1999
                                                                                 ----------------------------
 ASSETS
 ------
 Property held for investment:
  Land                                                                           $                    325,000
  Buildings and improvements                                                                        2,467,200
  Fixtures and equipment                                                                               37,000
                                                                                 ----------------------------
                                                                                                    2,829,200

 Less accumulated depreciation                                                                    (1,250,300)
                                                                                 ----------------------------
                                                                                                    1,578,900
 Investments in joint ventures and limited partnerships                                             4,672,000
 Cash and cash equivalents                                                                            347,800
 Other assets                                                                                           8,000
                                                                                 ----------------------------
 Total Assets                                                                    $                  6,606,700
                                                                                 ============================
 LIABILITIES AND PARTNERS' EQUITY
 Liabilities:
  Accrued expenses                                                               $                     93,400
  Due to General Partner and affiliates                                                                29,600
  Tenant deposits and other liabilities                                                                10,500
                                                                                 ----------------------------
 Total Liabilities                                                                                    133,500
                                                                                 ----------------------------
 Partners' equity:
  Limited partners                                                                                  6,468,500
  General partners                                                                                      4,700
                                                                                 ----------------------------
                                                                                                    6,473,200
                                                                                 ----------------------------
 Total Liabilities and Partner's Equity                                          $                  6,606,700
                                                                                 ============================

                 See accompanying notes to financial statements.


                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  (unaudited)

                                                                           Three Months Ended September 30,
                                                                      ------------------------------------------
                                                                           1999                     1998
                                                                      ---------------     ----------------------
REVENUES
--------
Rent and utilities                                                    $       128,400     $              175,200
                                                                      ---------------     ----------------------
Equity in earnings of joint ventures and limited
 partnerships                                                                  84,600                     65,400
Interest                                                                        1,800                      4,500
Other                                                                           4,500                      5,000
                                                                      ---------------     ----------------------
                                                                             219, 300                    250,100
                                                                      ---------------     ----------------------
COSTS AND EXPENSES
------------------

Property operating                                                             54,300                     74,400
Interest                                                                            0                     31,500
Depreciation and amortization                                                  33,800                     45,200
General and administrative:
 Related parties                                                                7,700                      7,900
 Other                                                                         26,800                     14,500
                                                                      ---------------     ----------------------
                                                                              122,600                    173,500
                                                                      ---------------     ----------------------
Net income                                                            $        96,700     $               76,600
                                                                      ===============     ======================
Net income - general partners                                         $         1,000     $                  800
                                                                      ===============     ======================
Net income - limited partners                                         $        95,700     $               75,800
                                                                      ===============     ======================
Basic and diluted earnings per limited partnership
 unit                                                                 $          0.33     $                 0.26
                                                                      ===============     ======================

                 See accompanying notes to financial statements.


                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  (unaudited)

                                                                           Nine Months Ended September 30,
                                                                 -----------------------------------------------

                                                                        1999                       1998
                                                                 -------------------      ----------------------
REVENUES
--------
Rent and utilities                                               $           382,900      $              509,900
Equity in earnings of joint ventures and limited
partnerships                                                                 287,300                     197,100
Interest                                                                       5,200                      12,900
Other                                                                         13,900                      13,900
                                                                 -------------------      ----------------------
                                                                             689,300                     733,800
                                                                 -------------------      ----------------------
COSTS AND EXPENSES
------------------
Property operating                                                           161,300                     230,600
Interest                                                                           0                      95,300
Depreciation and amortization                                                100,800                     135,700
General and administrative:
 Related parties                                                              16,100                      26,300
 Other                                                                        66,800                      48,000
                                                                 -------------------      ----------------------
                                                                             345,000                     535,900
                                                                 -------------------      ----------------------
Net income                                                       $           344,300      $              197,900
                                                                 ===================      ======================
Net income - general partners                                    $             3,400      $                2,000
                                                                 ===================      ======================
Net income - limited partners                                    $           340,900      $              195,900
                                                                 ===================      ======================
Basic and diluted earnings per limited partnership unit          $              1.18      $                 0.67
                                                                 ===================      ======================


                 See accompanying notes to financial statements.


                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (unaudited)

                                                                               Nine Months Ended June 30,
                                                                   ----------------------------------------------
                                                                         1999                             1998
                                                                  ------------------                   ---------
Cash flows from operating activities:
 Net income                                                       $          344,300                  $ 197,900
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                             100,800                    135,700
   Equity in earnings of joint ventures and limited
    partnerships                                                            (287,300)                   (197,100)
   Joint ventures' and limited partnerships cash
      distributions                                                          287,300                     197,100
   Amortization of deferred financing costs                                        0                       7,900
   Changes in operating assets and liabilities:
    Other assets                                                              (1,900)                     (8,900)
    Accounts payable                                                               0                      (2,000)
    Due to General Partners and affiliates                                    19,400                     (15,700)
    Accrued expenses                                                           8,500                      75,700
    Tenant deposits and other liabilities                                       (800)                    (23,600)
                                                                  ------------------                   ---------
Net cash provided by operating activities                                    470,300                     367,000
                                                                  ------------------                   ---------
Cash flows from investing activities:
 Joint ventures' and limited partnerships cash
   distributions                                                             310,750                     331,400
 Increase in property held for investment                                    (20,100)                    (15,100)
 Investment in joint venture and limited partnerships                        (16,350)                      2,100
                                                                  ------------------                   ---------
Net cash provided by investing activities                                    274,300                     318,400
                                                                  ------------------                   ---------
Cash flows from financing activities:
 Cash distributions                                                         (593,400)                   (591,200)
 Repurchase of limited partnership units                                     (69,300)                    (97,700)
                                                                  ------------------                   ---------
Net cash used in financing activities                                       (662,700)                   (688,900)
                                                                  ------------------                   ---------
Net decrease in cash and cash equivalents                                     81,900                      (3,500)
Cash and cash equivalents at beginning of period                             265,900                      59,300
                                                                  ------------------                   ---------
Cash and cash equivalents at end of period                        $          347,800                   $ 355,800
                                                                  ==================                   =========


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


The General Partners are currently developing a plan which would liquidate and dissolve the Partnership. The Partnership and N'Tandem Trust, an externally-advised California business trust in which Chateau, as of September 30, 1999, held 9.8% of the outstanding capital stock ("N'Tandem"), are in discussions with respect to a transaction whereby the Partnership would sell its one wholly-owned property and its partial ownership interests in six other properties to N'Tandem. The consummation of the proposed transaction with N'Tandem would be subject to the satisfaction of certain conditions, including the approval of a majority-in-interest of the Partnership's Limited Partners. The General Partners expect to file with the Securities and Exchange Commission (the "Commission") a proxy statement describing the terms of the proposed transaction sometime in the near future and, upon clearance from the Commission, to mail the proxy statement to Limited Partners. If the proposed transaction with N'Tandem is consu mmated, the Partnership will be liquidated and liquidating distributions will be made to Limited Partners in accordance with the terms of the Partnership's Agreement of Limited Partnership. There can, however, be no assurances that the proposed transaction with N'Tandem will be consummated or, if consummated, that the proposed transaction will close prior to the end of the Partnership's stated term.

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

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities. The combined condensed results of operations of these properties for the nine months ended September 30, 1999 and 1998 are as follows:


                                                  1999                       1998
                                     -------------------------   ------------------------

   Total revenues                      $             4,445,100     $            4,224,500
   Expenses:
    Property operating                               2,031,600                  1,966,600
    Depreciation                                     1,039,300                  1,108,700
    Interest                                           682,000                    652,700
    General and administrative                          11,800                     12,000
                                     -------------------------   ------------------------
                                                     3,764,700                  3,740,000
                                     -------------------------   ------------------------
   Net income                          $               680,400     $              484,500
                                     =========================   ========================


NOTE 4.  BASIC AND DILUTED EARNINGS PER LIMITED PARTNERSHIP UNIT
         -------------------------------------------------------

Basic and diluted earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1999 was 287,167 and 288,135 respectively; and 291,319 and 291,576 for the three and nine months ended September 30, 1998, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to Limited Partners in excess of net income allocated to Limited Partners are considered a return of capital. A breakdown of cash distributions to Limited Partners for the nine months ended September 30, 1999 and 1998 is as follows:

                                                       1999                                               1998
                                 --------------------------------------------       -------------------------------------------
                                                                        Per                                               Per
                                        Amount                          Unit              Amount                          Unit
                                        ------                          ----              ------                          ----
Net income
 - Limited Partners                 $           340,900             $    1.18          $           195,800            $    0.67
Return of capital                               246,500                   .86                      404,200                 1.39
                                 ----------------------       ---------------       ----------------------      ---------------
                                    $           587,400             $    2.04          $           600,000            $    2.06
                                 ======================       ===============       ======================      ===============

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

Liquidity and Capital Resources
-------------------------------


The Partnership's primary sources of liquidity during the nine months ended September 30, 1999 were its cash flow generated from the operation of its communities and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $470,300 for the nine months ended September 30, 1999. At September 30, 1999, the Partnership's cash amounted to $347,800.

The Partnership's primary use of cash during the same period was for cash distributions to partners. Cash distributions to partners totaled $593,400 for the nine months ended September 30, 1999.

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

The future sources of liquidity for the Partnership will be from property operations, cash reserves, and ultimately from the sale of communities and investments in joint ventures and limited partnerships. The Partnership expects to meet its short-term liquidity requirements, including capital expenditures, administration expenses, and distributions to partners, from cash flow provided from property operations and distributions from investments in joint ventures and limited partnerships. The Partnership expects to meet its long-term liquidity requirement through the sale of its communities and investments in joint ventures and limited partnerships, and cash reserves.

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

The Partnership is exposed to the risk that one or more of its vendors or service providers may experience year 2000 problems which impact the ability of such vendor or service provider to provide goods and services. Due to the availability of alternative suppliers, this is not considered as significant a risk with respect to the suppliers of goods. The disruption of certain services, however, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Partnership's operations. To date, the Partnership is not aware of any vendor or service provider year 2000 issue that the General Partners believe would have a material adverse impact on the Partnership's operations. The Partnership, however, has no means of ensuring that its vendors or service providers will be year 2000 ready. The inability of vendors or service providers to complete the year 2000 resolution process in a timely fashion could have an adverse impact on the Partnership and the effect of no n-compliance by vendors or service providers is not determinable at this time. Residents who pay rent to the Partnership do not pose year 2000 problems for the Partnership given the type and nature of the Partnership's properties and residents.

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


Date:  February 3, 2000