Form 10KSB
period 1999-12-31
WINDSOR PARK PROPERTIES 6
filed 2000-03-30
CIK 836393

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

For the fiscal year ended December 31, 1999


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........to..........

Commission file number 0-17576

          WINDSOR PARK PROPERTIES 6, A CALIFORNIA LIMITED PARTNERSHIP
         ------------------------------------------------------------
             (Exact name of small business issuer in its charter)

          California                                     33-0299846
-----------------------------                ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         6160 South Syracuse Way, Greenwood Village, Colorado 80111
         ----------------------------------------------------------
           (Address of principal executive offices)    (Zip Code)

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

    State issuer's revenues for its most recent fiscal year:  $867,200

                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                               TABLE OF CONTENTS
                               -----------------

                                    PART I
                                    ------


                                                                                  Page
                                                                                  ----
Item 1.   Description of Business                                                   3

Item 2.   Description of Properties                                                 5

Item 3.   Legal Proceedings                                                         6

Item 4.   Submission of Matters to a Vote of Security Holders                       7

                                        PART II
                                        -------

Item 5.   Market for the Partnership's Units and Related Security Holder Matters    8

Item 6.   Management's Discussion and Analysis                                      8

Item 7.   Financial Statements                                                     10

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                     21

                                        PART III
                                        --------

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of The Exchange Act                       22

Item 10.  Executive Compensation                                                  23

Item 11.  Security Ownership of Certain Beneficial Owners and Management          23

Item 12.  Certain Relationships and Related Transactions                          23

Item 13.  Exhibits and Reports on Form 8-K                                        24

          SIGNATURES                                                              25

                                    PART I
                                    ------

Certain matters discussed under the captions "Description of Business," "Description of Properties," "Management's Discussion and Analysis," and elsewhere in this Annual Report on Form 10-KSB may constitute forward-looking statements and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Windsor Park Properties 6, A California Limited Partnership (the "Partnership"), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Business Development
--------------------

The Partnership was formed in June 1988 pursuant to the provisions of the California Uniform Limited Partnership Act. The general partners of the Partnership are The Windsor Corporation, a California corporation ("TWC"), and John A. Coseo, Jr. (together with TWC, the "General Partners"). In September 1997, Chateau Communities, Inc., a publicly held real estate investment trust ("Chateau"), purchased 100% of the outstanding shares of capital stock of TWC.

Expiration of Term of Partnership
---------------------------------

Pursuant to the Agreement of Limited Partnership (the "Partnership Agreement") of the Partnership, the term of the Partnership expired on December 31, 1999. As a result, in accordance with the terms of the Partnership Agreement and California law, the General Partners are required (i) to develop a plan of liquidation for the Partnership's assets and to liquidate and dissolve the Partnership or (ii) to take such steps as are necessary to extend the term of the Partnership in order to enable it to continue as a going concern.

Accordingly, the General Partners have approved, and recommend that the Partnership proceed with, a plan of liquidation (the "Plan of Liquidation"), pursuant to which the Partnership will sell its wholly-owned property and its partial ownership interests in five other properties (collectively, the "Properties") to N'Tandem Trust, a California business trust ("N'Tandem"), and, thereafter, make liquidating distributions to the partners in accordance with the terms of the Partnership Agreement (together, the "Proposed Transactions"). The consummation of the Proposed Transactions is subject to the satisfaction of certain conditions, including the approval of both proposals by a majority-in-interest of the Partnership's Limited Partners. If the Proposed Transactions are consummated, the Partnership will be liquidated and dissolved and liquidating distributions will be made to the Limited Partners in accordance with the terms of the Partnership Agreement.

On March 22, 2000, the General Partners mailed to the Limited Partners a Consent Solicitation Statement describing the Proposed Transactions and requesting the consent of such Limited Partners to the Proposed Transactions. The General Partners anticipate that if the Proposed Transactions are approved by the Limited Partners, all of the Partnership's Properties will be sold on or before June 30, 2000.

The Partnership owned interests in the following manufactured home communities at December 31, 1999:


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

The Partnership owns (i) a 58% partial interest in Town and Country Estates as a tenant in common with Windsor Park Properties 5, A California Limited Partnership, (ii) a 44% partial interest in Carefree Village and a 31% interest in Garden Walk as a tenant in common with Windsor Park Properties 7, A California Limited Partnership, and (iii) a 41% limited partner interest in Windsor Park Properties 456, A California Limited Partnership, which holds Rancho Margate and Winter Haven.

No further property financings or investment property acquisitions are planned by the General Partners.

The overall occupancy of the Partnership's six communities was approximately 93% at December 31, 1999. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy.

Business of Issuer
------------------

The Partnership is currently in the business of managing, holding for investment, and eventually selling its interests in, the six manufactured home communities in its portfolio. Competitors of the Partnership include other public and private limited partnerships, individuals, corporations, and other entities engaged in real estate investment activities. Competition for such properties varies with changes in the supply or demand for similar or competing properties in a given area, changes in interest rates and the availability of mortgage funds, and changes in tax, real estate, environmental, and zoning laws.

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

All of the Partnership's properties are located in or near large urban areas. Accordingly, they compete for rentals not only with other manufactured home communities but with apartments and any other form of low-cost housing that might exist in their respective market areas.

The Partnership's profitability also depends on the minimization of both property and partnership administration expenses. Expenses are affected by changes in general economic trends and changes in local conditions such as prevailing wages, utility rates, insurance costs, and real estate taxation practices.

The Partnership has no employees. Partnership administrative services are provided by TWC, which is reimbursed for costs incurred on behalf of the Partnership. Chateau employs all of the properties' on-site personnel and is reimbursed by the Partnership for all such costs.

Item 2.  DESCRIPTION OF PROPERTIES
         -------------------------

The Partnership owned interests in six properties at December 31, 1999. The Partnership operates the properties as manufactured home communities, renting space to manufactured home residents on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. All of the properties are encumbered with debt, except Chisholm Creek. The encumered properties have outstanding mortgage indebtedness totaling approximately $15,887,600. It is the General Partners' opinion that the properties are in good condition and are adequately insured.

                                       Town and
                                    Country Estates               Garden Walk              Carefree Village
                                    ---------------               -----------              ----------------
                                         Tucson,              Palm Beach Gardens,               Tampa,
Location                                 Arizona                    Florida                    Florida
--------------------------------------------------------------------------------------------------------------
Percentage of Ownership                    58%                        31%                         44%
Date Acquired                            Jan-89                    August-95                    Jul-90
Acreage                                    38                         71                          58
Number of Sites                            320                        484                         406
Monthly Rents (1)                         $219                       $355                        $274
Occupancy Level:
   December 31, 1999                       96%                        90%                         86%
Real Estate Taxes                        $34,300                   $167,800                    $134,200
Federal Tax Basis (2)                  $1,138,600                 $6,552,200                  $2,035,800
Mortgage Information:
   Balance Payable                     $1,550,000                 $5,700,000                  $3,479,800
   Interest Rate                          8.23%                      8.23%                       8.23%
   Amortization Period                     --                         --                          --
   Maturity Date                          9/02                       8/02                        6/02
   Balance Due at Maturity             $1,550,000                 $5,700,000                  $3,479,800


                                        Winter Haven             Rancho Margate           Chisholm Creek
                                        -------------            --------------           --------------
                                        Winter Haven,               Margate,                  Wichita,
Location                                  Florida                   Florida                   Kansas
------------------------------------------------------------------------------------------------------------
Percentage of Ownership                      41%                       41%                      100%
Date Acquired                               Oct-95                September-95                July-89
Acreage                                       30                       29                        45
Number of Spaces                             238                       245                      251
Monthly Rents (1)                           $224                      $364                     $160
Occupancy Level:
   December 31, 1999                         98%                       94%                      100%
Real Estate Taxes                          $36,900                  $158,000                  $28,600
Federal Tax Basis (2)                     $2,631,000               $6,416,500                $1,009,000
Mortgage Information:
   Balance Payable                        $1,574,900               $3,582,900                    --
   Interest Rate                            8.92%                     8.92%                      --
   Amortization Period                      30 yr.                    30yr.                      --
   Maturity Date                             6/23                     7/23                       --
   Balance Due at Maturity                    --                       --                        --

___________________________________________

(1)  Average rental rates in effect on December 31, 1999.
(2) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.

Item 3.  LEGAL PROCEEDINGS
         -----------------

On May 10, 1999, Ira Gaines, a limited partner of Windsor Park Properties 4, A California Limited Partnership ("Windsor 4"), filed a purported class action and derivative complaint (the "Complaint"), on behalf of himself and other similarly situated limited partners, against the General Partners, in their capacity as the general partners of Windsor 4, and the Directors and the President of TWC, the managing General Partner of Windsor 4, in the Superior Court of the State of California, County of San Diego. The Complaint asserts causes of action arising out of the sale by Windsor 4 of its properties and other assets to N'Tandem for cash and the subsequent liquidation of Windsor 4 in accordance with its partnership agreement and alleges the following: (i) wrongful failure to liquidate timely Windsor 4 in that its term expired on December 31, 1997 and to engage in sustained efforts to liquidate Windsor 4's remaining properties, thus allegedly tying up the limited partners' money for longer than was contemplated or allowed under the agreement of limited partnership of Windsor 4, (ii) breach of fiduciary duty owed by the defendants to Windsor 4 and its limited partners in that the defendants allegedly failed to take steps to ensure the entire fairness of the transaction and that the selling prices for Windsor 4's assets allegedly do not fairly and adequately represent their present value, and (iii) breach of the defendants' contractual duties owed to Windsor 4 and its limited partners in that the agreement of limited partnership of Windsor 4 prohibits sales of property to a sponsor of Windsor 4. In the Complaint, the plaintiff is seeking relief in the form of monetary damages and an award of expenses and a dissolution of Windsor 4 and the appointment of an independent liquidating trustee to liquidate Windsor 4's assets.

On December 3, 1999, Mr. Gaines, also a limited partner of the Partnership and Windsor Park Properties 3, A California Limited Partnership ("Windsor 3"), amended the Compliant, in response to the Proposed Transactions of the Partnership and similar transactions separately proposed with respect to Windsor 3, by filing an amended purported class action and derivative complaint (the "Amended Complaint"), on behalf of himself and other similarly situated limited partners, against the General Partners, in their capacity as the general partners of the Partnership, Windsor 4, and Windsor 3, and the Directors and the President of TWC, in the Superior Court of the State of California, County of San Diego. In addition to the original allegations set forth in the Complaint, the Amended Complaint also alleges generally breach of fiduciary duty and contractual duties owed by the defendants to the Partnership and Windsor 3 and their limited partners in that the defendants allegedly failed to take steps to ensure the entire fairness of the transactions by proposing to sell the partnerships' assets at prices that were improperly discounted from the appraisal values and without taking steps to seek out alternative purchasers or otherwise maximize value to the limited partners.

In the Amended Complaint, the plaintiff asserts causes of action for breach of contract, breach of fiduciary duty and a derivative claim for breach of fiduciary duty and seeks relief in the form of monetary damages and an award of expenses and a dissolution of Windsor 4 and the appointment of an independent liquidating trustee to liquidate Windsor 4's assets. Although the General Partners dispute each claim set forth in the Amended Complaint, they have concluded that the further defense of this action would be protracted, expensive and distracting to their operations. To that end, the General Partners have reached an agreement in principle that would settle all claims in the action, subject to court approval of a definitive signed agreement. The proposed settlement, if approved, provides for the total payment of more than $1 million by the defendants, plus the costs of administering the settlement fund (including the mailing of notice to class members), in return for releases from all actual and potential claims concerning the management or operation of the Partnership, Windsor 3 and Windsor 4 against all of the defendants and any affiliated persons or entities. Accordingly, there would be available for distribution to Limited Partners an aggregate of approximately $789,555 if the proposed settlement is approved. In connection with the proposed settlement, the defendants have agreed not to object to the application by plaintiffs' counsel to the court for an award of up to one-third of the aggregate settlement amount to be paid as attorney's fees and expenses. As a result, if the proposed settlement is approved, the General Partners estimate that those Limited Partners who do not elect to exclude themselves from the class will receive, after payment of estimated attorney's fees and expenses to plaintiffs' counsel, an amount of approximately $1.85 per unit of limited partner interest (each, a "Unit"). Pursuant to the terms of the proposed settlement agreement, the General Partners have the right, but not the obligation, to terminate the proposed settlement if the Limited Partners fail to approve the Proposed Transactions or the limited partners of Windsor 3, who are voting on similar proposed transactions, fail to approve such transactions.

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

                                    PART II
                                    -------

Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
         ----------------------------------------------------------------------

A public market for the Partnership's units does not exist and is not likely to develop. As of December 31, 1999, there were approximately 3,297 holders of record holding an aggregate of 286,564 Units.

Cash distributions paid to Limited Partners since December 31, 1997 are as follows:

                                   Per $1,000
                     Aggregate     Originally
  Date Paid          Amount (1)    Invested (2)
  ---------          ---------     -----------

August 1999          $287,400        $ 9.60
February 1999        $300,000        $10.02

August 1998          $291,500        $10.02
February 1998        $293,600        $10.02

______________________________

(1)  Amounts exclude General Partner participation.
(2)  Computed based on $29,932,500 original investment.

Cash distributions paid to the General Partners since December 31, 1997 have been $12,200.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Annual Report on Form 10-KSB. Certain statements in this discussion constitute "forward-looking statements" and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the partnership or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Results of Operations
---------------------

The results of operations for the year ended December 31, 1999 and 1998 are not directly comparable due to the sale of the Partnership's Circle K property in November 1998. The Partnership realized net income of $402,800 ($1.39 per Unit) for the year ended 1999 as compared to $609,700 ($2.07 per Unit) for the year ended 1998. The decrease is primarily due to the sale of the Circle K property.

Rent and utilities revenues decreased from $651,600 in 1998 to $504,900 in 1999. The decrease was due to the sale of the Circle K property.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures increased from $259,200 in 1998 to $337,600 in 1999 primarily due to increased rents at these communities.

Property operating costs decreased from $307,200 in 1998 to $212,700 in 1999 due to the sale of the Circle K property.

Interest expense decreased from $147,900 in 1998 to $0 in 1999 because the proceeds from the sale of the Circle K property in November 1998 were used to pay off the mortgage.

General and administrative expenses increased from $103,400 in 1998 to $118,400 in 1999.

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of cash during the years ended December 31, 1999 and 1998 were its cash flow generated from the operation of its communities and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $408,800 and $461,100 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, the Partnership's cash amounted to $352,900.

The Partnership's primary uses of its capital resources during the same periods were for cash distributions to partners and debt service. Cash distributions to partners totaled $593,500 and $591,200 for the years ended December 31, 1999 and 1998, respectively.

The Partnership's mortgage debt of $1,340,000 was paid off with the proceeds from the sale of the Circle K property in November 1998. The Partnership's proportionate share of joint venture and limited partnership debt at December 31, 1999 was approximately $6,311,800, consisting entirely of variable rate debt with an average interest rate of 9.15%. The Partnership and the affiliated entities are jointly and severally liable for the full amounts of the loans obtained jointly.

The future sources of liquidity for the Partnership will be provided from property operations, cash reserves, and ultimately from the sale of its communities and investments in joint ventures and limited partnerships. The Partnership expects to meet its short-term liquidity requirements, including capital expenditures, administration expenses, debt services, and distributions to partners, from cash flow provided from property operations and distributions from investments in joint ventures and limited partnerships. The partnership expects to meet its long-term liquidity requirements through the sale of its community and investments in joint ventures and limited partnerships and the use of cash reserves.

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

Year 2000 Compliance
--------------------

The Partnership had all systems modified to be compliant for the year 2000 and, following the date change to the year 2000, has not experienced any material impact on its financial condition or operations.

Item 7.  FINANCIAL STATEMENTS
         --------------------

The following financial statements are filed as a part of this report:

                                                  Page
                                                  ----

Report of Independent Accountants                   11

Balance Sheet as of December 31, 1999               12

Statements of Operations for the Years Ended
 December 31, 1999 and 1998                         13

Statements of Partners' Equity for the Years
 Ended December 31, 1999 and 1998                   14

Statements of Cash Flows for the Years Ended
 December 31, 1999 and 1998                         15

Notes to Financial Statements                       16

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of Windsor Park Properties 6,
(a California Limited Partnership)



In our opinion, the accompanying balance sheet and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Windsor Park Properties 6, a California Limited Partnership (the "Partnership"), at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Denver, Colorado
March 23, 2000

                              WINDSOR PARK PROPERTIES 6
                              -------------------------
                          (A California Limited Partnership)

                                   BALANCE SHEET
                                   -------------


ASSETS                                                                                         December 31, 1999
------                                                                                        ------------------

Property held for sale, net                                                                        $   1,547,900
Investments in joint ventures and limited partnerships held for sale                                   4,601,900
Cash and cash equivalents                                                                                352,900
Other assets                                                                                             205,800
                                                                                          ----------------------
Total Assets                                                                                       $   6,708,500
                                                                                          ======================
LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
   Accrued expenses                                                                                       84,300
   Tenant deposits and other liabilities                                                                  10,600
   Due to general partners and affiliates                                                                 83,900
                                                                                          ----------------------
Total Liabilities                                                                                        178,800
                                                                                          ----------------------
Commitments and Contingencies (Note 8)

Partners' Equity:
   Limited partners                                                                                    6,524,500
   General partners                                                                                        5,200
                                                                                          ----------------------
Total Partners' Equity                                                                                 6,529,700
                                                                                          ----------------------
Total Liabilities and Partners' Equity                                                             $   6,708,500
                                                                                          ======================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                                           For the Year Ended December 31,
                                                                   ------------------------------------------
                                                                         1999                       1998
                                                                   ------------------       -----------------
REVENUES
--------

Rent and Utilities                                                    $    504,900             $  651,600
Equity in earnings of joint ventures and limited partnerships              337,600                259,200
Interest                                                                     7,200                 15,200
Gain on sale of property held for investment                                    -                 396,000
Other                                                                       17,500                 19,000
                                                                   ---------------        ---------------
                                                                           867,200              1,341,900
                                                                   ---------------        ---------------
COSTS AND EXPENSES
------------------

Property operating expenses                                                212,700                307,200
Depreciation                                                               133,300                173,700
Interest                                                                        -                 147,900
General and administrative:
   Related parties                                                          23,300                 32,000
   Other                                                                    95,100                 71,400
                                                                    --------------          -------------

                                                                           464,400                732,200
                                                                    --------------          -------------
Net income                                                            $    402,800             $  609,700
                                                                    ==============          =============
Net income - general partners                                         $      4,000             $    6,100
                                                                    ==============          =============
Net income - limited partners                                         $    398,800             $  603,600
                                                                    ==============          =============
Basic and diluted earnings per limited partnership unit               $       1.39             $     2.07
                                                                    ==============          =============


             See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY
                        -------------------------------
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                ----------------------------------------------


                                                  General Partners                   Limited Partners                      Total
                                                  ----------------                   ----------------                   ----------
Balance at December 31, 1997                               $ 7,300                         $6,879,000                   $6,886,300

Cash distributions                                          (6,100)                          (585,100)                    (591,200)

Net income                                                   6,100                            603,600                      609,700

Repurchase of limited partnership units                                                      (113,200)                    (113,200)
                                                  ----------------                   ----------------                   ----------


Balance at December 31, 1998                               $ 7,300                         $6,784,300                   $6,791,600

Cash distributions                                          (6,100)                          (587,400)                    (593,500)

Net income                                                   4,000                            398,800                      402,800

Repurchase of limited partnership units                                                       (71,200)                     (71,200)
                                                  ----------------                   ----------------                   ----------

Balance at December 31, 1999                               $ 5,200                         $6,524,500                   $6,529,700
                                                  ================                   ================                   ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                      (A California Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                                 For the Year Ended December 31,
                                                                       --------------------------------------------------
                                                                                  1999                        1998
                                                                       -----------------------          -----------------
Cash flows from operating activities:
   Net income                                                                   $ 402,800                  $   609,700
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                133,300                      173,700
      Equity in earnings of joint ventures and limited partnerships              (337,600)                    (259,200)
      Joint ventures' and limited partnerships cash distributions                 337,600                      259,200
      Amortization of deferred financing costs                                          -                       49,400
      Gain on sale of property held for investment                                      -                     (396,900)
   Changes in operating assets and liabilities:
      (Increase) decrease in other assets                                        (199,700)                      27,200
      Decrease in accounts payable                                                      -                       (5,400)
      (Decrease) increase in accrued expenses                                        (600)                      47,200
      Increase (decrease) due to general partner and affiliates                    73,700                      (19,500)
      Decrease in tenant deposits and other liabilities                              (700)                     (24,300)
                                                                       ------------------              ---------------
Net cash provided by operating activities                                         408,800                      461,100
                                                                       ------------------              ---------------
Cash flows from investing activities:
   Joint ventures' and limited partnerships' cash distributions                   380,800                      414,600
   Increase in property held for sale                                             (21,600)                     (37,600)
   Proceeds from sale of property and other assets                                      -                    1,129,000
   Investment in joint venture and limited partnerships                           (16,300)                     (16,100)
                                                                       ------------------             ----------------
   Net cash provided by investing activities                                      342,900                    1,489,900
                                                                       ------------------             ----------------
Cash flows from financing activities:
   Cash distributions to partners                                                (593,500)                    (591,200)
   Repurchase of limited partnership units                                        (71,200)                    (113,200)
   Repayments of mortgage note payable                                                  -                   (1,340,000)
                                                                       ------------------             ----------------
Net cash used in financing activities                                            (664,700)                  (2,044,400)
                                                                       ------------------             ----------------
Net decrease in cash and cash equivalents                                       $  87,000                  $   (93,400)

Cash and cash equivalents at beginning of year                                    265,900                      359,300
                                                                       ------------------             ----------------
Cash and cash equivalents at end of year                                        $ 352,900                  $   265,900
                                                                       ==================             ================
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest (none Capitalized)                    $       -                  $   147,900
                                                                       ==================             ================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------

The Partnership
---------------

Windsor Park Properties 6, A California Limited Partnership (the "Partnership"), was formed in June 1988 for the purpose of acquiring and holding existing manufactured home communities for investment. The general partners of the Partnership are The Windsor Corporation, a California corporation ("TWC"), and John A. Coseo, Jr. (together with TWC, the "General Partners"). In September 1997, Chateau Communities, Inc., a publicly held real estate investment trust ("Chateau"), purchased 100% of the outstanding shares of capital stock of TWC.

Pursuant to the Agreement of Limited Partnership (the "Partnership Agreement") of the Partnership, the term of the Partnership expired on December 31, 1999. As a result, in accordance with the terms of the Partnership Agreement and California law, the "General Partners are required (i) to develop a plan of liquidation for the Partnership's assets and to liquidate and dissolve the Partnership or (ii) to take such steps as are necessary to extend the term of the Partnership in order to enable it to continue as a going concern."

Accordingly, the General Partners have approved, and recommend that the Partnership proceed with, a plan of liquidation (the "Plan of Liquidation"), pursuant to which the Partnership will sell its wholly-owned property and its partial ownership interests in five other properties (collectively, the "Properties") to N'Tandem Trust, a California business trust ("N'Tandem"), and, thereafter, make liquidating distributions to the partners in accordance with the terms of the Partnership Agreement (together, the "Proposed Transactions"). The consummation of the Proposed Transactions is subject to the satisfaction of certain conditions, including the approval of both proposals by a majority-in-interest of the Partnership's Limited Partners. If the Proposed Transactions are consummated, the Partnership will be liquidated and dissolved and liquidating distributions will be made to Limited Partners in accordance with the terms of the Partnership Agreement.

On March 22, 2000, the General Partners mailed to the Limited Partners a Consent Solicitation Statement describing the Proposed Transactions and requesting the consent of such Limited Partners to the Proposed Transactions. The General Partners anticipate that if the Proposed Transactions are approved by the Limited Partners, all of the Partnership's Properties will be sold on or before June 30, 2000.

Property Held for Investment
----------------------------

During 1998, property held for investment was carried at cost unless facts and circumstances indicated that the carrying value of the property may be impaired. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual property to its carrying value. If such cash flows are less than the property's carrying value, the carrying value of the propety is written down to its estimated fair value. No such writedowns were recorded for the year ended December 31, 1998.

Property Held for Sale
----------------------

During 1999, property held for sale was recorded at the lower of cost or net realizable value and depreciated over various estimated useful lives (buildings and improvements - 5 to 20 years; fixtures and equipment - 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

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

Income Taxes
------------

Under provisions of the Internal Revenue Code of 1986, as amended, and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Basic and Diluted Earnings per Limited Partnership Unit
-------------------------------------------------------

Basic and diluted earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated, which is the same as income available, to the Limited Partners. Basic and diluted earnings per limited partnership unit are the same, as the Partnership has no dilutive securities. The weighted average number of limited partnership units outstanding during the years ended December 31, 1999 and 1998 was 287,753 and 291,039, respectively.

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

NOTE 2.  PARTNERSHIP AGREEMENT
         ---------------------

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1999 and 1998 was 286,564 and 289,244, respectively, which represented capital contributions of $28,656,400 and $28,924,400, respectively. During the years ended December 31, 1999 and 1998, the Partnership repurchased 2,630 and 4,043 units for $71,200 and $113,200, respectively, from the limited partners. The General Partners owned 10 units at both December 31, 1999 and 1998.

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

The profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses TWC for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $23,300 and $32,000 for such costs during the years ended December 31, 1999 and 1998, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations. As of December 31, 1999, the Partnership owed TWC and Chateau $83,900.

Liquidation Stage
-----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The general partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The general partners' commission is subordinated to the limited partners' receiving a 9% cumulative, non-compounded annual return (Preferred Return) on their original capital investments. No commissions were paid to the general partners during the years ended December 31, 1999 and 1998.

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

During the years ended December 31, 1999 and 1998, the General Partners received cash distributions of $6,100.

NOTE 3.  PROPERTY HELD FOR SALE
         ----------------------------

Property held for sale consists of one manufactured home community summarized as follows:


Name of Property                                          Date Acquired                 Location
----------------------                                    -----------------             -----------------------
Chisholm Creek                                            July 27, 1989                 Wichita, Kansas

                                                                                            December 31, 1999
                                                                                            -------------------
                      Land                                                                  $          325,000
                      Buildings and improvements                                                     2,467,200
                      Fixtures and equipment                                                            38,500
                                                                                            -------------------

                                                                                                     2,830,700
                      Less accumulated depreciation                                                 (1,282,800)
                                                                                            -------------------

                                                                                            $        1,547,900
                                                                                            ===================

NOTE 4.  INVESTMENTS IN JOINT VENTURES AND LIMTED PARTNERSHIPS
         -----------------------------------------------------

The Partnership's investments in joint ventures consist of interests in three manufactured home communities summarized as follows:

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

The Partnership's interests in its two remaining communities are owned through an affiliated California limited partnership, which has the same General Partners as the Partnership.

                      Ownership
Name of Property      Percentage      Date Acquired            Location
----------------      ----------      -------------            --------

Rancho Margate         41%            September 20, 1995       Margate, Florida
Winter Haven           41%            October 11, 1995         Winter Haven, Florida

         -----------------------------------------------------

The combined condensed financial position and results of operations of the joint ventures and limited partnerships are as follows:

                                                                         December 31, 1999
                                                                         -----------------
Financial Position:
------------------
Property held for sale, net                                                   $ 26,624,200
Cash                                                                               206,800
Other assets                                                                       515,500
                                                                          ----------------
Total assets                                                                  $ 27,346,500
                                                                          ================

Mortgage notes payable                                                        $ 15,887,800
Other liabilities                                                                  452,000

Total liabilities                                                               16,339,800
Partners' equity                                                                11,006,700

Total Liabilities and Partners' Equity                                        $ 27,346,500
                                                                          ================


                                                        For the Year Ended December 31,
                                                   ----------------------------------------
Results of Operations                                   1999                      1998
---------------------                              ----------------------------------------
Property revenues                                    $     5,883,800           $  5,696,600
                                                     ---------------           ------------

Expenses:
   Property operating                                      2,750,000              2,696,100
   Interest                                                1,406,300              1,462,400
   Depreciation                                              899,800                894,500
   General and administrative                                 15,900                      -
                                                     ---------------           ------------
                                                           5,072,000              5,053,000
                                                     ---------------           ------------
Net income                                           $       811,800           $    643,600
                                                     ---------------           ------------

NOTE 5.  MORTGAGE NOTE PAYABLE
         ---------------------

The Partnership had a $1,340,000 mortgage loan, collateralized by the Chisholm Creek and Circle K properties. The loan was repaid in November 1998 from the proceeds received from the sale of the Circle K property.

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the limited partners for the years ended December 31, 1999 and 1998 follows:


                                                       1999                             1998
                                             --------------------             -----------------------
                                                            Per                               Per
                                             Amount        Unit               Amount          Unit
                                             ------        ----               ------          ----
Net income
  Limited Partners                        $ 398,800        $1.39            $ 603,600          $2.07
Return of Capital                           188,600         0.65                    -              -
Net income in Excess
  of Distribution                                 -            -              (18,500)         (0.06)
                                          ---------        -----             --------           ----
Total distributions                       $ 587,400        $2.04            $ 585,100          $2.01
                                          =========        =====            =========          =====

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

The Partnership is jointly and severally liable for $15,887,600 of debt issued by affiliated entities in which it has a joint venture or limited partnership investment.

NOTE 9.  RELATED PARTY TRANSACTIONS
         --------------------------

Chateau and/or its predecessor have been providing property management services to the Partnership since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $26,000 and $33,500 for the years ended December 31, 1999 and 1998, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Partnership and then reimbursed by the Partnership. These amounts were $83,200 and $86,500 for the years ended December 31, 1999 and 1998, respectively.

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

PART III
--------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         --------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The General Partners of the Partnership are TWC and John A. Coseo, Jr.

In July 1994, TWC merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to TWC.

These entities were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Historically, they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of TWC do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is spent on matters unrelated to the Partnership.

The names, ages, and nature of the positions held by the directors and executive officers of TWC follow:

Name                                           Age              Office
------------------------------------------     ------------     -------------------------------------------------------
Steven G. Waite                                45               President and Director
Gary P. McDaniel                               54               Director
C.G. Kellogg                                   56               Director

A brief background of the general partners, directors and certain executive officers of TWC follows.

Steven G. Waite (45) joined TWC in August 1997 as President. Since 1991, until his involvement with Windsor, Mr. Waite served as Vice President/General Manager of the Communities Division at Clayton Homes. He was responsible for the original start up of this division, and subsequently built it into a successful and profitable area of Clayton Homes, expanding from eight communities to 67 communities. In addition, Mr. Waite has over eight years of experience in the manufactured home community-lending arena. He earned a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration from the University of Alabama. Mr. Waite is active in the Manufactured Housing Institute.

Gary P. McDaniel (54), a director of TWC, has been Chief Executive Officer and a director of Chateau Communities, Inc. ("Chateau") since February 1997. He served as the Chairman of the Board, President and Chief Executive Officer for ROC Communities, Inc., which was merged with Chateau in 1997. Since 1993, he has been an executive and shareholder of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972. Mr. McDaniel is also a Trustee of N'Tandem; which is advised by TWC. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United States Air Force.

C.G. ("Jeff") Kellogg (56) has been President and a director of Chateau since its inception and was Chief Executive Officer of Chateau from its inception to February 1997. For the five years preceding the formation of Chateau, Mr. Kellogg was President and Chief Operating Officer of Chateau Estates. He is extremely active in local and national industry associations, often in leadership positions. Mr. Kellogg is a past President of the Michigan Manufactured Housing Association and served on the Manufactured Housing Institute's Community Operations Committee. He is a graduate of Michigan Technological University with a B.S. in Civil Engineering.

John A. Coseo, Jr. (60) the other general partner of the Partnership was the founder of TWC in 1977 and has been actively involved in all facets of the manufactured housing business since that time. Mr. Coseo resigned from his position as a director and executive officer of TWC in 1997. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934.

Item 10.    EXECUTIVE COMPENSATION
            ----------------------

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to John A. Coseo, Jr. and the directors or executive officers of TWC. Refer to Item 12 (Certain Relationships and Related Transactions) for cash distributions and expense reimbursements paid to TWC by the Partnership.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

          No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

(b)  Security Ownership of Management

          The following table presents certain information regarding the number of Units owned, directly or indirectly, by (i) each General Partner and (ii) all General Partners as a group as of December 31, 1999:

                                                                      Amount and Nature of        Percent of
        Title of Class                Beneficial Owner                Beneficial Ownership           Class
     --------------------          -------------------------          --------------------        ----------
      Units of Limited              John A. Coseo, Jr.
         Partnership Interest          A General Partner                 10                         0.300%
      Units of Limited              All General Partners                 --                         -----
         Partnership Interest          As a group                        10                         0.300%
                                                                         ==                         =====

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1999 and 1998.

Form of Compensation and Enitity Receiving                  1999                   1998
------------------------------------------                ----------            ----------
Expense Reimbursement - TWC                                $ 23,300              $ 32,000
Cash Distributions - TWC                                      6,100                 6,100
                                                          ---------            -----------
                                                           $ 29,400              $ 38,100
                                                          =========            ===========

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

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2000.


                 WINDSOR PARK PROPERTIES 6,
                 A California Limited Partnership by:

                 THE WINDSOR CORPORATION

                 By:/s/  Steven G. Waite
                    -----------------------------------
                    STEVEN G. WAITE
                    President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                                      Date
---------                        -----                                      ----


                                                                            March 30, 2000
/s/ Steven G.  Waite             President of The Windsor Corporation, a
------------------------------   general partner of the Partnership
STEVEN G. WAITE



/s/Gary P. McDaniel              Director of The Windsor Corporation,       March 30, 2000
------------------------------   a general partner
GARY P. MCDANIEL



/s/C.G. Kellogg                  Director of The Windsor Corporation,       March 30, 2000
------------------------------   a general partner
C.G. KELLOGG



/s/John A. Coseo, Jr.            General Partner                            March 30, 2000
------------------------------
JOHN A. COSEO, JR.