Form 10QSB
period 2000-03-31
WINDSOR PARK PROPERTIES 6
filed 2000-05-15
CIK 836393

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended   March 31, 2000
                                             ------------------


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


          For the transition period from ____________ to ____________

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



                                (303) 741-3707
                                --------------
                          (Issuer's telephone number)



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

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                                        Page
                                                                        ----

Item 1.   Financial Statements                                            2

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             7

                                    PART II

Item 3.   Legal Proceedings                                               8

Item 4.   Submission of Matters to a Vote of Security Holders             9

Item 6.   Exhibits and Reports on Form 8-K                                9

          SIGNATURE                                                      10

                                    PART I

Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-QSB may constitute forward-looking statements, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 6, A California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.  Financial Statements
-------

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)

                                 BALANCE SHEET
                                 -------------


ASSETS                                                                               March 31, 2000
------                                                                               --------------
Property held for sale, net                                                             $ 1,515,200
Investments in joint ventures and limited partnerships held for sale                      4,492,000
Cash and cash equivalents                                                                   488,600
Other assets                                                                                268,700
                                                                                     --------------
Total Assets                                                                            $ 6,764,500
                                                                                     ==============
LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Liabilities:
   Accounts payable                                                                          20,300
   Accrued expenses                                                                          92,000
   Other liabilities                                                                          8,900
   Due to general partners and affiliates                                                    84,900
                                                                                     --------------
Total Liabilities                                                                           206,100
                                                                                     --------------
Partners' Equity:
   Limited partners                                                                       6,552,900
   General partners                                                                           5,500
                                                                                     --------------
Total Partners' Equity                                                                    6,558,400
                                                                                     --------------
Total Liabilities and Partners' Equity                                                  $ 6,764,500
                                                                                     ==============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------



                                                                        Three Months Ended March 31,
                                                                      --------------------------------
                                                                         2000                   1999
                                                                      ---------              ---------
REVENUES
--------
Rent and utilities                                                    $ 122,400              $ 127,200
Equity in earnings of joint ventures and limited partnerships            83,200                106,600
Interest                                                                  2,100                  1,700
Other                                                                     5,100                  2,700
                                                                      ---------              ---------
                                                                        212,800                238,200
                                                                      ---------              ---------
COSTS AND EXPENSES
------------------
Property operating expenses                                              99,500                 54,100
Depreciation                                                             36,300                 32,900
General and administrative:
   Related parties                                                        5,800                  4,600
   Other                                                                 41,400                 17,900
                                                                      ---------              ---------
                                                                        183,000                109,500
                                                                      ---------              ---------
Net income                                                            $  29,800              $ 128,700
                                                                      =========              =========
Net income - general partners                                         $     300              $   1,300
                                                                      =========              =========
Net income - limited partners                                         $  29,500              $ 127,400
                                                                      =========              =========
Basic and diluted earnings per limited partnership unit               $    0.10              $    0.44
                                                                      =========              =========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 6
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------



                                                                                        Three Months Ended March 31,
                                                                                     ---------------------------------
                                                                                        2000                    1999
                                                                                     ----------              ---------
Cash flows from operating activities:
   Net income                                                                        $   29,800              $ 128,700
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                       36,300                 32,900
      Equity in earnings of joint ventures and limited partnerships                     (83,200)              (106,600)
      Joint ventures' and limited partnerships cash distributions                        83,200                106,600
   Changes in operating assets and liabilities:
      (Increase) decrease in other assets                                               (62,900)                 2,300
      Increase (decrease) in accounts payable                                            20,300                 (1,400)
      Increase in accrued expenses                                                        7,700                 17,900
      Increase (decrease) in due to general partner and affiliates                        1,000                 12,100
      Decrease in other liabilities                                                      (1,700)                  (100)
                                                                                     ----------              ---------
Net cash provided by operating activities                                                30,500                192,400
                                                                                     ----------              ---------
Cash flows from investing activities:
   Joint ventures' and limited partnerships' cash distributions                         109,800                 10,600
   Increase in property held for investment                                              (3,600)                (8,500)
   Investment in joint venture and limited partnerships                                     100                   (100)
                                                                                     ----------              ---------
   Net cash provided by investing activities                                            106,300                  2,000
                                                                                     ----------              ---------
Cash flows from financing activities:
   Cash distributions to partners                                                             -               (303,000)
   Repurchase of limited partnership units                                               (1,100)               (14,300)
                                                                                     ----------              ---------
Net cash used in financing activities                                                    (1,100)              (317,300)
                                                                                     ----------              ---------
Net increase (decrease) in cash and cash equivalents                                 $  135,700              $(122,900)

Cash and cash equivalents at beginning of period                                        352,900                265,900
                                                                                     ----------              ---------
Cash and cash equivalents at end of period                                           $  488,600              $ 143,000
                                                                                     ==========              =========

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

The Partnership was funded through a public offering of 300,000 limited partnership units at $100 per unit which commenced in September 1988 and terminated in June 1990. Pursuant to the Agreement of Limited Partnership (the "Partnership Agreement") of the Partnership, the term of the Partnership expired on December 31, 1999. As a result, in accordance with the terms of the Partnership Agreement and California law, the General Partners were required (i) to develop a plan of liquidation for the Partnership's assets and to liquidate and dissolve the Partnership or (ii) to take such steps as are necessary to extend the term of the Partnership in order to enable it to continue as a going concern.

Accordingly, the General Partners have approved, and recommend that the Partnership proceed with, a plan of liquidation (the "Plan of Liquidation"), pursuant to which the Partnership will sell its wholly-owned property and its partial ownership interests in five other properties (collectively, the "Properties") to N'Tandem Trust, a California business trust ("N'Tandem"), and, thereafter, make liquidating distributions to the partners in accordance with the terms of the Partnership Agreement (together, the "Proposed Transactions"). On March 22, 2000, the General Partners mailed to the Limited Partners a Consent Solicitation Statement describing the Proposed Transactions and requesting the consent of such Limited Partners to the Proposed Transactions. The consummation of the Proposed Transactions was subject to the satisfaction of certain conditions, including the approval of both proposals by a majority-in-interest of the Partnership's Limited Partners. On April 28, 2000, the Limited Partners approved the Proposed Transactions. The General Partners anticipate that the sale of the Properties will close on or before May 31, 2000 and that final liquidating distributions to the partners will be made on or before June 30, 2000.

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 2000 and the related statements of operations for the three months ended March 31, 2000 and 1999 and the statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1999.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities. The combined condensed results of operations of these properties for the three months ended March 31, 2000 and 1999 are as follows:



                                                    2000                    1999
                                            ---------------------  ------------------------
Property revenues                           $           1,521,800  $              1,478,900
                                            ---------------------  ------------------------
Expenses:
   Property operating                                     731,900                   647,600
   Interest                                               376,700                   346,500
   Depreciation                                           218,100                   223,200
   General and administrative                               1,200                     1,700
                                            ---------------------  ------------------------
                                                        1,327,900                 1,219,000
                                            ---------------------  ------------------------
Net income                                  $             193,900  $                259,900
                                            =====================  ========================


NOTE 4.  BASIC AND DILUTED EARNINGS PER LIMITED PARTNERSHIP UNIT
         -------------------------------------------------------

Basic and diluted earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 2000 and 1999 was 286,581 and 289,059 respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to Limited Partners in excess of net income allocated to Limited Partners are considered a return of capital. There were no distributions to Limited Partners in the first quarter of 2000 due to the pending liquidation of the Partnership which will result in the payment of final liquidating distributions to Limited Partners. A breakdown of cash distributions to Limited Partners for the three months ended March 31, 1999 follows:


                                                          1999
                                           ---------------------------------
                                                                      Per
                                             Amount                  Unit
                                           ---------               ---------
Net income
  Limited Partners                         $ 127,400               $    0.44
Return of capital                            172,600                    0.60
                                           ---------               ---------
Total distributions                        $ 300,000               $    1.04
                                           =========               =========

Item 2.
-------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Three months ended March 31, 2000 as compared to three months ended March 31,
-----------------------------------------------------------------------------
2000
----

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Results of Operations
---------------------

The Partnership realized net income of $29,800 and $128,700 for the three months ended March 31, 2000 and 1999, respectively. Net income per limited partnership unit was $0.10 in 2000 and $0.44 in 1999.

Rent and utilities revenues decreased from $127,200 in 1999 to $122,400 in 2000 due mainly to a decrease in occupancy at the Chisholm Creek property from 100% in 1999 to 93% in 2000.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships decreased from $106,600 in 1999 to $83,200 in 2000 due to increased bad debt expense at the Rancho Margate property and increased utility expenses at the Garden Walk property.

Interest income increased from $1,700 in 1999 to $2,100 in 2000 due mainly to higher cash balances maintained by the Partnership.

Property operating expenses increased from $54,100 in 1999 to $99,500 in 2000 due mainly to an increase in marketing expenses at the Chisholm Creek property.

General and administrative expenses increased from $22,500 in 1999 to $47,200 in 2000 primarily due to an increase in legal expenses.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of liquidity during the three months ended March 31, 2000 were its cash flow generated from the operation of its communities and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $30,500 and $192,400 for the three months ended March 31, 2000 and 1999, respectively. At March 31, 2000, the Partnership's cash amounted to $488,600.

The Partnership's principal long-term liquidity requirement will be the repayment of principal on its proportionate share of outstanding joint venture
mortgage debt.   At March 31, 2000, the Partnership's proportionate share of joint venture and limited partnership debt was $6,305,500, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 9.15% at March 31, 2000.

The future sources of liquidity for the Partnership will be from property operations, cash reserves and ultimately from the sale of communities and investments in joint ventures and limited partnerships. The Partnership expects to meet its short-term liquidity requirements, including capital expenditures, administration expenses, and distributions to partners, from cash flow provided from property operations and distributions from investments in joint ventures and limited partnerships. The Partnership expects to meet its long-term liquidity requirement through the sale of its communities and investments in joint ventures and limited partnerships, and cash reserves.

Inflation
---------

All of the leases or terms of tenants' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the leases are month-to-month and enable the Partnership to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Partnership of any adverse effect of inflation.

                                    PART II
                                    -------

Item 3.  LEGAL PROCEEDINGS
         -----------------

On May 10, 1999, Ira Gaines, a limited partner of Windsor Park Properties 4, a California Limited Partnership ("Windsor 4"), filed a purported class action and derivative complaint (the "Complaint"), on behalf of himself and other similarly situated limited partners, against the General Partners, in their capacity as the general partners of Windsor 4, and the Directors and the President of TWC, the managing General Partner of Windsor 4, in the Superior Court of the State of California, County of San Diego. The Complaint asserted causes of action arising out of the sale by Windsor 4 of its properties and other assets to N'Tandem and the subsequent liquidation of Windsor 4 in accordance with its partnership agreement and alleged the following: (i) wrongful failure to liquidate timely Windsor 4 in that its term expired on December 31, 1997, thus allegedly tying up the limited partners' money for longer than was contemplated or allowed under the agreement of limited partnership of Windsor 4; (ii) breach of fiduciary duty owed by the defendants to Windsor 4 and its limited partners by allegedly failing to take steps to assure the entire fairness of the transaction and that the selling prices for Windsor 4's assets fairly and adequately represented their present value; and (iii) breach of the agreement of limited partnership of Windsor 4 by allegedly proposing to sell partnership assets to a sponsor of Windsor 4 without prior consent of the limited partners.

On December 3, 1999, Mr. Gaines, also a limited partner of the Partnership and Windsor Park Properties 3, a California Limited Partnership ("Windsor 3"), amended the Complaint, in response to the Proposed Transactions of the Partnership and similar transactions separately proposed with respect to Windsor 3, by filing an amended purported class action and derivative complaint (the "Amended Complaint") in the Superior Court of the State of California, County of San Diego, on behalf of himself and other similarly situated limited partners, against the General Partners, in their capacity as the general partners of the Partnership, Windsor 4 and Windsor 3, and the Directors and the President of TWC. In addition to the original allegations set forth in the Complaint concerning Windsor 4, the Amended Complaint also alleges generally breach of fiduciary duty and contractual duties owed by the defendants to the Partnership and Windsor 3 and their limited partners by allegedly failing to take steps to ensure the entire fairness of the transactions by proposing to sell such partnerships' assets at prices that were improperly discounted from their appraised values and without taking steps to seek out alternative purchasers or otherwise maximize value to the limited partners. The Complaint and the Amended Complaint both sought monetary damages, an award of expenses, dissolution of Windsor 4, and the appointment of an independent liquidating trustee to liquidate Windsor 4's assets.

Although the General Partners dispute each claim set forth in the Complaint and Amended Complaint, they concluded that the further defense of this action would be protracted, expensive and distracting to their operations. To that end, on February 17, 2000, the General Partners executed a settlement agreement with Mr. Gaines and the class he sought to represent providing for the total payment by the defendants of more than $1 million, plus the costs of administering the settlement fund (including the mailing of notice to class members), in return for releases from all actual and potential claims concerning the management or operation of the Partnership, Windsor 4 and Windsor 3 against all of the defendants and any affiliated persons or entities. On May 2, 2000, the Superior Court approved the settlement and entered a Final Order and Judgment discharging all claims and enjoining the class from commencing suit at any time on any claim related to the operation or management of the Partnership, Windsor 4 and Windsor
3. In connection with the settlement, the Court awarded plaintiffs' counsel one-third of the aggregate settlement amount as attorney's fees, plus expenses. As a result, the General Partners estimate that those Limited Partners who did not elect to exclude themselves from the class will receive, after payment of estimated attorney's fees and expenses to plaintiffs' counsel, an amount of approximately $1.85 per unit of limited partner interest.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

On March 22, 2000, the General Partners mailed to the Limited Partners a Consent Solicitation Statement describing the Proposed Transactions and requesting the consent of such Limited Partners to the Proposed Transactions (the "Solicitation"). In the Solicitation, the General Partners sought the consent of the Limited Partners to the proposed sale of the Partnership's Properties (the "Sales") to N'Tandem and the proposed liquidation of the Partnership pursuant to a plan of liquidation (the "Plan of Liquidation") following such Sales.

On April 28, 2000, the Limited Partners approved the Proposed Transactions. The results of the Solicitation as of the close of the solicitation period were as follows: (i) Limited Partners holding 174,290 units of limited partner interest in the Partnership ("Units"), representing 59.75% of all issued and outstanding Units, returned consent forms, (ii) Limited Partners holding 91.26% of all Units for which consent forms were received consented to the Sales, (iii) Limited Partners holding 91.23% of all Units for which consent forms were received consented to the Plan of Liquidation, (iv) Limited Partners holding 7.39% of all Units for which consent forms were received withheld their consent to the Sales,
(v) Limited Partners holding 7.39% of Units for which consent forms were received withheld their consent to the Plan of Liquidation, (vi) Limited Partners holding 1.33% of all Units for which consent forms were received abstained from consenting to the Sales, and (vii) Limited Partners holding 1.33% of all Units for which consent forms were received abstained from consenting to the Plan of Liquidation.

The General Partners anticipate that the Sales will close on or before May 31, 2000 and that, in accordance with the Plan of Liquidation, final liquidating distributions to partners will be made on or about June 30, 2000.

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



Date:  May 15, 2000